Form 10-Q
period 2011-03-31
RESPONSYS INC
filed 2011-05-23
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35125

RESPONSYS, INC.

(Exact name of the registrant as specified in its charter)

Delaware	77-0476820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Cherry Avenue, 5th Floor San Bruno, California	94066
(Address of principal executive offices)	(Zip Code)

(650) 745-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☑ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2011, there were approximately 46,918,096 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of December 31,	As of December 31,
	As of March 31, 2011	As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$10,625	$13,884
Accounts receivable, net of allowances of $109 and $174 as of March 31, 2011 and December 31, 2010, respectively	19,110	18,101
Deferred taxes	7,289	7,288
Prepaid expenses and other current assets	3,271	5,347

Total current assets	40,295	44,620
Property and equipment – net	10,854	10,822
Goodwill	14,220	1,301
Intangible assets – net	5,006	529
Deferred taxes – noncurrent	3,399	5,190
Investment in unconsolidated affiliates	152	8,057
Other assets	2,029	1,381

Total assets	$75,955	$71,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,217	$1,162
Accrued compensation	3,786	3,516
Other accrued liabilities	3,397	3,866
Current portion of capital lease obligations	266	387
Current portion of deferred revenue	7,596	8,642

Total current liabilities	17,262	17,573
Deferred revenue – noncurrent	442	382
Other long-term liabilities	863	770

Total liabilities	18,567	18,725

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $.0001 par value, 38,729 shares authorized, 30,159 shares issued and outstanding as of March 31, 2011 and December 31, 2010; aggregate liquidation preferences for holders of Series E preferred stock of $5,476 as of March 31, 2011 and December 31, 2010, and subsequently $20,000, distributed among the holders of Series A, B, C, and D preferred on a pro rata basis	62,028	62,028
Common stock, $.0001 par value; 62,500 shares authorized; 10,060 and 8,448 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	16,090	12,860
Accumulated deficit	(20,641)	(22,765)
Accumulated other comprehensive income (loss)	(90)	1,051

Total stockholders’ equity	57,388	53,175

Total liabilities and stockholders’ equity	$75,955	$71,900

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Subscription	$20,985	$14,853
Professional services	9,157	4,528

Total revenue	30,142	19,381

Cost of revenue:
Subscription	6,514	4,321
Professional services	8,249	4,247

Total cost of revenue	14,763	8,568

Gross profit	15,379	10,813

Operating expenses:
Research and development	3,393	2,162
Sales and marketing	8,035	4,739
General and administrative	2,545	1,687
Gain on acquisition	(2,220)	—

Total operating expenses	11,753	8,588

Operating income	3,626	2,225

Other income (expense):
Interest income	3	—
Interest expense	(6)	(7)
Other income (expense), net	136	(211)

Total other income (expense)	133	(218)

Income before income taxes	3,759	2,007
Provision for income taxes	(1,629)	(877)
Equity net loss in unconsolidated affiliates	(6)	—

Net income	$2,124	$1,130

Net income attributable to common stockholders:
Basic	$214	$—

Diluted	$305	$—

Net income per share attributable to common stockholders:
Basic	$0.02	$0.00

Diluted	$0.02	$0.00

Shares used in computation of net income per share attributable to common stockholders:
Basic	9,610	8,437

Diluted	15,853	14,100

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,124	$1,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(65)	184
Depreciation and amortization	2,177	1,233
Stock-based compensation	681	536
Gain on acquisition	(2,220)	—
Deferred tax assets	1,286	738
Equity in net loss of unconsolidated affiliates	6	—
Changes in operating assets and liabilities – net of business acquired:
Accounts receivable	1,113	484
Prepaid expenses and other current assets	35	(740)
Other assets	(50)	2
Accounts payable	666	192
Accrued compensation	(303)	(1,025)
Other accrued liabilities	80	881
Deferred revenue	(1,135)	1,617
Other long-term liabilities	(34)	(17)

Net cash provided by operating activities	4,361	5,215

Cash flows from acquisitions and investing activities:
Purchases of property and equipment	(889)	(1,451)
Addition of capitalized software development costs	(144)	(338)
Business acquisition, net of cash received	(6,101)	—
Investment in unconsolidated affiliates	(381)	—

Net cash used in investing activities	(7,515)	(1,789)

Cash flows from financing activities:
Proceeds from issuance of common shares	300	45
Proceeds from early exercise of stock options	76	—
Payments of deferred offering costs	(404)	—
Principal payments on capital lease obligations	(121)	(98)

Net cash used in financing activities	(149)	(53)

Effect of foreign exchange rate changes on cash and cash equivalents	44	(4)

Net increase (decrease) in cash and cash equivalents	(3,259)	3,369
Cash and cash equivalents at beginning of period	13,884	15,750

Cash and cash equivalents at end of period	$10,625	$19,119

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$1,189	$—

Unpaid business acquisition consideration	$—	$325

Unpaid deferred offering costs	$591	$—

Purchase of property and equipment on account	$241	$210

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6	$8

Cash paid during the period for taxes	$141	$92

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California on February 3, 1998 and reincorporated from California to Delaware on March 30, 2011 (see Note 8). The Company’s solution is comprised of its on-demand software and professional services. The Company has one core offering, the Responsys Interact Suite, which provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social and the web. The Company has offices in North America, Australia and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on April 21, 2011 (the “Prospectus”). In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any future interim period.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2010 management discovered certain errors relating primarily to deferred revenue. As a result, subscription revenue and pretax income in the second, third and fourth quarter and the annual period of fiscal year 2010 were understated by $0.2 million, $0.1 million, $0.3 million and $0.6 million, respectively. The Company recorded an increase in subscription revenue and pretax income of $0.6 million for the three months ended March 31, 2011 to reflect the cumulative correction of such prior period errors. The Company has concluded that the impact of these errors is not material to any of the prior periods or to the three months ended March 31, 2011. The Company does not believe that the impact of the error will be material to the Company’s 2011 annual consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, the Company includes its proportionate share of the operating results of its unconsolidated affiliates.

The Company purchased the remaining equity interest in Eservices on January 3, 2011 and subsequently the accounts of Eservices were consolidated with the accounts of the Company. The functional currency of Eservices is the local currency.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling price of subscription and professional services, the fair values of equity awards issued, the fair value of its call and put options related to the Company’s initial 50% equity investment in Eservices Group Pty Ltd (“Eservices”), the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Segment Reporting

The Company is organized and operates in one reportable industry segment.

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	$30,142	$30,142
	Three Months Ended March 31,
	2011	2010
Subscription
United States	$17,571	$12,731
International	3,414	2,122
Professional services
United States	7,258	4,166
International	1,899	362

Total revenue	$30,142	$19,381

Property and equipment by geographic region were as follows (in thousands):

	As of December 31,	As of December 31,
	As of March 31, 2011	As of December 31, 2010
United States	$10,038	$10,414
International	816	408

Total property and equipment - net	$10,854	$10,822

Comprehensive Income

Other comprehensive income (loss) consisted of the following (in thousands):

	$30,142	$30,142
	As of March 31,
	2011	2010
Accumulated translation adjustments	$1,051	$(146)
Foreign exchange translation adjustments	89	(4)
Realization of foreign exchange gain	(1,230)	—

Total accumulated other comprehensive income	$(90)	$(150)

Comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$2,124	$1,130
Change in currency translation adjustment	(1,141)	(4)

Comprehensive income	$983	$1,126

Net Income Per Share

Basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. Holders of Series E convertible preferred stock are entitled to receive noncumulative dividends at the annual rate of $0.0196 per share, payable prior and in preference to any dividends on any other shares of the Company’s preferred and common stock. Holders of Series A, B, C and D convertible preferred stock are entitled to receive noncumulative dividends at the annual rate of $0.224, $1.304, $0.508, and $0.508 per share of Series A, B, C and D convertible preferred stock, respectively, payable prior and in preference to any dividends on any other shares of the Company’s common stock. In the event a dividend is paid on common stock, the convertible preferred stockholders are entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis).

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A, Series B, Series C, Series D and Series E convertible preferred stock non-cumulative dividends, between common stock and Series A, Series B, Series C, Series D and Series E convertible preferred stock. In computing diluted net income attributed to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net income per common share excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net income per common share is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options to purchase common stock, common stock subject to repurchase and warrants to purchase common stock are considered to be common stock equivalents.

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	$1,130	$1,130
	Three Months Ended March 31,
	2011	2010
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$2,124	$1,130
Non-cumulative dividends on convertible preferred stock	(1,240)	(1,130)
Undistributed earnings allocated to convertible preferred stock	(670)	—

Net income attributed to common stockholders – basic	$214	$—

Diluted:
Net income attributed to common stockholders – basic	$214	$—
Undistributed earnings re-allocated to common stockholders	91	—

Net income attributed to common stockholders – diluted	$305	$—

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	9,610	8,437

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	9,610	8,437
Effect of potentially dilutive securities:
Repurchaseable share options	16	—
Employee share options	6,227	5,663

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	15,853	14,100

Net income per common share:
Basic	$0.02	$0.00

Diluted	$0.02	$0.00

Recently Issued Accounting Standards

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material,

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures over its business combination acquisition of Eservices that was completed on January 3, 2011.

3.	BUSINESS COMBINATIONS

Eservices Group Pty Ltd

Pursuant to the Share Sale and Shareholder Agreement dated as of July 1, 2010, the Company acquired a noncontrolling interest in Eservices for $6.7 million (AUD $7.8 million) in cash. Accordingly, the Company accounted for its initial investment using the equity method. In addition, the Company had the option to purchase (“Call Option”) and could also be obligated to purchase (“Put Option”) an additional 16.67% and the remaining 33.33% of Eservices in July 2011 and December 2011, respectively.

On January 3, 2011, the Company completed the acquisition (the “Acquisition”) of the remaining equity interests in Eservices, pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, as amended effective January 1, 2011 (the “Agreement”). Subsequently, the accounts of Eservices were consolidated with the accounts of the Company. With this acquisition, the Company acquired a knowledgeable work force as well as the opportunity to expand the scope of its business internationally, increase its customer base through the acquisition of the customer list and grow its professional services and sales teams. The Agreement accelerated the purchase of the remaining 50% of the common shares of Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of the Company’s common stock valued at approximately $1.2 million. As a result of this accelerated Acquisition, the Call Option and Put Option were cancelled and as such, the Company included the $1.7 million net asset as part of its consideration given for the acquisition of Eservices. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. As of March 31, 2011 the full consideration had been paid.

The preliminary allocation of the aggregate purchase price, which is based on a preliminary valuation report and therefore subject to change, is as follows (in thousands):

Cash and cash equivalents	$901
Trade receivables	2,054
Property, plant and equipment	481
Other tangible assets	144
Deferred tax liabilities	(1,337)
Deferred revenue	(129)
Other liabilities assumed	(1,253)

Net tangible assets	861

Intangible assets
Customer list (two and a half years estimated life)	4,929
Trade name (one and a half years estimated life)	82
Software (half year estimated life)	30
Goodwill	12,866

Total intangible assets	17,907

Consideration given	$18,768

The Company recorded a $2.2 million gain on acquisition for the fair market value adjustments of its initial investment upon the acquisition of the remaining equity interests in Eservices.

The amount of Eservices’ revenue and net loss included in the Company’s condensed consolidated statement of income for the three months ended March 31, 2011 was $2.3 million and $0.4 million, respectively. The following pro forma condensed combined financial information gives effect to the acquisition of Eservices as of January 1, 2010. This condensed combined financial information is based upon the historical financial statements of the Company and Eservices for the respective three month period. The pro forma information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the Acquisition occurred as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations of the combined companies.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The pro forma condensed combined financial information for the three months ended March 31, 2011 and 2010 gives effect to the acquisition as if the acquisition had occurred at the beginning of the fiscal year ended December 31, 2010 (in thousands).

	$30,142	$30,142
	Three Months Ended March 31,
	2011	2010
Revenue	$30,142	$21,803
Operating income	1,457	2,419
Income before income taxes	3,810	2,201

Net income	$2,160	$1,247

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were immaterial for the three months ended March 31, 2011 and 2010. In addition, the $2.2 million gain on acquisition and tax effect represent a non-recurring gain and have been excluded from the pro forma condensed combined financial information for the three months ended March 31, 2011 and 2010.

4.	PROPERTY AND EQUIPMENT—NET

Property and equipment as of March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	As of December 31,	As of December 31,
	As of March 31, 2011	As of December 31, 2010
Computers and equipment	$21,788	$20,670
Software	5,409	4,558
Furniture and fixtures	1,428	598
Capitalized software	2,713	2,569
Leasehold improvements	724	713

Total property and equipment - cost	32,062	29,108
Less: accumulated depreciation	(21,208)	(18,286)

Total property and equipment - net	$10,854	$10,822

Depreciation expense was $1.6 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

5.	GOODWILL

Goodwill consisted of the following (in thousands)

Balance - December 31, 2010	$1,301
Additions	12,866
Foreign currency translation	53

Balance - March 31, 2011	$14,220

The functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is the local currency. Accordingly, the foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive income (loss).

6.	INTANGIBLE ASSETS

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. Intangible assets consist of customer lists, trade name, and software which are being amortized over a period of a half year to five years.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Intangible assets as of March 31, 2011 and December 31, 2010, consisted of the following (in thousands):

	As of December 31,	As of December 31,
	As of March 31, 2011	As of December 31, 2010
Customer lists	$5,595	$645
Trade name	231	149
Software	30	—

Total intangible assets - gross	5,856	794
Less: accumulated amortization	(850)	(265)

Total intangible assets - net	$5,006	$529

The estimated future amortization expense related to intangible assets as of March 31, 2011, is as follows (in thousands):

Amortization
2011	$1,726
2012	2,234
2013	1,019
2014	27

Total amortization	$5,006

Amortization expense was $0.6 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and computer equipment under non-cancelable lease agreements. Operating and capital lease obligations have not changed significantly from those at December 31, 2010, except for the following agreements acquired and entered into during the current fiscal year.

In January 2011, the Company acquired an operating lease as part of its acquisition of Eservices and in February 2011 it entered into a lease agreement for new office space in Chicago, Illinois with lease payments of approximately $0.6 million and $0.5 million, respectively, over the term of the leases. The remaining term of the Eservices lease is approximately 2 years and the Chicago lease term is approximately 2 years.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources.

From time to time, in the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations have not been material.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

8.	COMMON STOCK

Reincorporation and Reverse Stock Split

On March 30, 2011, the Company reincorporated from the state of California to the state of Delaware by means of merger with and into a wholly-owned subsidiary, Responsys, Inc., a Delaware corporation. In connection with the merger, the Company executed a 1-for-4 reverse stock split of its common stock and convertible preferred stock (collectively, “Capital Stock”). On the effective date of the reverse stock split, (i) each 4 shares of outstanding Capital Stock were reduced to one share of Capital Stock; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable was proportionately reduced on a 4-to-1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a 1-to-4 basis; and (iv) each 4 shares of authorized Capital Stock were reduced to one share of Capital Stock. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-4 reverse stock split.

Common Stock

As of March 31, 2011, under the Company’s Certificate of Incorporation, as amended, the Company was authorized to issue 62.5 million shares of common stock with par value of $0.0001 per share.

Stock Option Plans

In May 1999, the Company adopted the 1999 Stock Plan (the “1999 Stock Plan”). The 1999 Stock Plan provides for the granting of incentive stock options, nonqualified stock options, and shares of common stock to employees, consultants, and outside directors of the Company. Incentive stock options (“ISOs”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSOs”) and direct awards or sale of shares may be granted to Company employees, consultants, and outside directors. The Company has authorized 17,437,500 shares of common stock for issuance under the 1999 Stock Plan.

Options under the 1999 Stock Plan may be granted for periods of up to ten years, provided that: (i) the exercise price of an ISO and NSO shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the board of directors, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the board of directors. The purchase price of a share offered under the 1999 Stock Plan shall not be less than 85% of the fair market value of such shares on the date of grant, except for a 10% stockholder, in which case the exercise price shall not be less than 100% of the fair market value on the date of grant. Options granted are immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter. The 1999 Stock Plan provides that the unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. At March 31, 2011, there were 153,698 shares subject to repurchase and therefore not included in stockholders’ equity. These shares have been reflected as exercised in the summary of option activity as of March 31, 2011. As of March 31, 2011 and December 31, 2010 there was a $0.7 million and $0.6 million, respectively, liability for shares subject to repurchase.

A summary of the Company’s stock option activity under the Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2010	811	10,937	$1.55
Options granted	(289)	289	9.25
Options exercised	—	(1,456)	0.18
Options canceled	55	(55)	7.40
Common stock issuance	(15)	—	8.00

Balance - March 31, 2011	562	9,715	1.97	6.35	$70,677

Vested and exercisable - March 31, 2011		6,541	0.90	5.25	$54,632

Vested and expected to vest - March 31, 2011		9,394	1.80	6.25	$70,009

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $4.68 per share. The Company did not grant options to purchase shares of its common stock during the three months ended March 31, 2010. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $11.4 million and $0.7 million, respectively.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$173	$108
Research and development	96	82
Sales and marketing	179	141
General and administrative	233	205

Total stock-based compensation	$681	$536

There was approximately $5.9 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under all equity compensation plans as of March 31, 2011, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.29 years.

Determining Fair Value of Stock-based Compensation

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option-pricing model. Assumptions used in the Black-Scholes model were as follows:

	50.34	50.34
	Three Months Ended March 31,
	2011	2010 *
Dividend yield (1)	—%	—%
Risk-free rate (2)	2.61%	—%
Expected volatility (3)	50.34%	—%
Expected term - in years (4)	6.06	—

*	The Company did not grant options to purchase shares of its common stock during the three months ended March 31, 2010.
(1)	The Company has not issued dividends to date and does not anticipate issuing dividends.
(2)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term.
(3)

The Company estimated volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.

(4)

The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. The Company’s stock plan provides for a 10-year term to expiration.

In accordance with FASB ASC No. 718-20, the Company estimates potential forfeitures for stock grants and adjusts stock-based compensation expense accordingly. The estimate of potential forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

Performance-based Awards

In fiscal year 2008, the Company issued options to purchase 2,566,076 shares of common stock under the 1999 Stock Plan to executives. The shares were to vest over a service period but such vesting was to be accelerated in the event of an initial public offering. The Company used a Black-Scholes model to value the awards and determined that the grant date fair value of these awards was $1.76 per share.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

On July 22, 2009, the Company approved an exchange of the outstanding options granted to its executives in fiscal year 2008. The exchange altered and extended the vesting term of the options and modified the performance criteria required for the options to become fully vested. The new option grants vest over a 119-month service period, or earlier upon achievement of a revenue milestone or a change in control of the Company. The revenue milestone was achieved as of March 31, 2011. The remaining incremental fair value will be recognized over the expected vesting period of the options, which is approximately 1.75 years as of March 31, 2011. Stock-based compensation expense related to performance-based awards was $0.4 million for the three months ended March 31, 2011 and 2010.

9.	PREFERRED STOCK

As of March 31, 2011 convertible preferred stock consisted of the following (in thousands, except per share amounts):

	Liquidation	Liquidation	Liquidation	Liquidation	Liquidation	Liquidation
	Issuance Date	Issue Price per Share	Shares Authorized	Shares Outstanding	Carrying Value	Liquidation Preference
Series A	December 16, 1998 and March 31, 1999	$3.07	2,204	2,071	$7,805	$2,241
Series B	January 13, 2000	16.32	1,275	1,225	19,963	7,055
Series C	March 29, 2001 and April 20, 2001	6.36	4,250	4,078	26,018	9,149
Series D	January 11, 2002	6.36	1,000	693	1,054	1,555
Series E	January 6, 2003 and February 25, 2003	0.25	30,000	22,092	7,188	5,476

			38,729	30,159	$62,028	$25,476

Significant rights and preferences of the above convertible preferred stock are as follows:

Conversion—Each share of Series A, B, C, D and E convertible preferred stock is, at the option of the holder, convertible into such number of fully paid and nonassessable shares of common stock as is determined by dividing the applicable original issuance price ($3.068, $16.32, $6.36, $6.36 and $0.24788, respectively) by the applicable conversion price in effect on the date the certificate is surrendered for conversion. The initial conversion price of the Series A, B, C, D and E convertible preferred stock is their original issuance price, subject to appropriate adjustments for common stock splits, stock dividends, and other similar transactions. The outstanding shares of preferred stock automatically convert into common stock on the closing of an underwritten public offering of common stock under the Securities Act of 1933, in which the Company receives at least $10 million in gross proceeds and the offering price is at least $4.20 per common share. In addition, under certain circumstances, convertible preferred stock will be converted to common stock if the holders of the convertible preferred stock fail to invest their pro rata share in any mandatory stock offering. In April 2011, in connection with the Company’s initial public offering the outstanding shares of preferred stock automatically converted into common stock (see Note 12).

Dividends—Series E convertible preferred stockholders are entitled to noncumulative dividends of $0.0196 per share, payable prior and in preference to any dividends on any other shares of the Company’s convertible preferred and common stock. Holders of Series A, B, C and D convertible preferred stock are entitled to receive noncumulative dividends at the annual rate of $0.224, $1.304, $0.508, and $0.508 per share of Series A, B, C and D convertible preferred stock, respectively, payable prior and in preference to any dividends on any shares of the Company’s common stock. Dividends will only be paid out of legally available assets when, as, and if declared by the board of directors. No dividends have been declared as of March 31, 2011.

Liquidation Preferences—In the event of a liquidation, either voluntary or involuntary, as defined, the holders of Series E convertible preferred stock are entitled to receive, prior and in preference to any distribution of the proceeds of such liquidation event to the holders of the other series of convertible preferred stock or the common stock, an amount per share equal to $0.24788 per share, plus any declared but unpaid dividends. After the distribution to Series E convertible preferred stock, the holders of Series A, B, C and D convertible preferred stock are entitled to receive an aggregate of up to $20 million. This amount is to be distributed among the holders of Series A, B, C and D convertible preferred stockholders on a pro rata equal-priority basis up to the original issue price of each series. Thereafter, any remaining proceeds shall be distributed on a pro rata basis among the holders of the common stock and of Series E convertible preferred stock until holders of Series E convertible preferred stock received a total of $0.49576 per share, including amounts paid pursuant to the prior preference. Thereafter, any remaining assets and funds shall be distributed on a pro rata basis among holders of the common stock and Series C convertible preferred stock until holders of Series C convertible preferred stock receive a total of $4.32 per share, including amounts paid pursuant to the prior preference. Thereafter, any remaining assets and funds shall be distributed on a pro rata basis among the holders of common stock.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Voting—Each holder of Series A, B, C, D and E convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such preferred stock can be converted on the record date and have voting rights and powers equal to the voting rights and powers of common stock voting together as a single class.

Preferred Stock Warrants

As of March 31, 2011, 28,302 shares of Series C convertible preferred stock were subject to an outstanding warrant. The warrant was immediately exercisable at $6.36 per share and expires on May 24, 2011.

10.	INCOME TAXES

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income from recurring operations and adjusts the provision for discrete tax items recorded in the period. During the three months ended March 31, 2011 and 2010, the Company recorded income tax expense of $1.6 million and $0.9 million, respectively, which resulted in an effective tax rate of 43.3% and 43.7%, respectively. The expected income tax provision derived from applying the federal statutory rate to our income before income tax provision for the three months ended March 31, 2011 and 2010 differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three months ended March 31, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Topic 740 — Income Taxes FASB ASC 740, Income Taxes—an interpretation of FASB Statement No. 109 prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $1.5 million as of March 31, 2011 and December 31, 2010. No significant interest or penalties have been recorded to date.

11.	FAIR VALUE MEASUREMENTS

The assets measured at fair value on a recurring basis and the input categories associated with those assets as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Other Unobservable	Other Unobservable	Other Unobservable	Other Unobservable
	As of March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$6,781	$6,781	$—	$—

	As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,281	$9,281	$—	$—
Call options	$2,208	$—	$—	$2,208
Liabilities
Put options	$523	$—	$—	$523

The roll-forward of the fair value of the Call Options and Put Options categorized with Level 3 inputs as of March 31, 2011 was as follows (in thousands):

	Call Options	Call Options
	Call Options	Put Options
Beginning of period	$2,208	$523
Cancellation	(2,208)	(523)

Ending of period	$—	$—

The Company’s Call Options and Put Options were cancelled as a result of the Company’s acquisition of the remaining equity interest in Eservices on January 3, 2011.

12.	SUBSEQUENT EVENTS

In April 2011, the Company issued 5,500,000 shares of its common stock in connection with its initial public offering (“IPO”) and an additional 967,948 shares of common stock as part of the over-allotment option exercised by the Company’s underwriters, resulting in net proceeds to the Company of approximately $70.2 million.

In connection with the IPO, the Company’s 38,158,928 outstanding shares of convertible preferred stock were converted into an equivalent number of shares of common stock.

In April 2011, the Company’s 2011 Equity Incentive Plan became effective. The Company reserved 10,000,000 shares of its common stock for issuance under its 2011 Equity Incentive Plan plus (i) any shares reserved but not issued or subject to outstanding awards under its 1999 Stock Plan, (ii) shares that are subject to outstanding awards under the 1999 Stock Plan which cease to be subject to such awards, and (iii) shares issued under the 1999 Stock Plan which are forfeited or repurchased at their original issue price. The number of shares reserved for issuance under its 2011 Equity Incentive Plan will increase automatically on the first day of January of each of 2012 through 2015 by a number of shares equal to the lesser of (i) 5% of the total outstanding shares our common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors.

In connection with the IPO, the Company filed its amended and restated certificate of incorporation, which authorizes the issuance of up to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on April 21, 2011. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the leading provider of email and cross-channel marketing solutions that enables companies to engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social and the web. The Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

The following is a timeline of significant milestones in our corporate history:

•

We were founded in 1998 to provide on-demand software designed to enable marketers to design, execute and manage email campaigns. Our core product, Interact Campaign, was commercially released in 1999.

•

In 2004, under a new management team, we broadened our strategy from solely an email campaign management platform to a set of integrated applications for creating, executing, optimizing and automating email marketing campaigns.

•	In 2006, we acquired Inbox Marketing, Inc., a professional services firm, to increase the size and breadth of our professional services organization.

•

In 2007, we launched Interact Team to help marketers manage the campaign creation and deployment process by automating the design and tracking of campaign materials, communications, handoffs and approvals.

•

In 2008, we launched Interact Connect, which enables marketers to automate the transfer of data to and from our on-demand software platform and their customer data management systems and those of third parties.

•

In 2009, we achieved a key technology milestone by releasing our next-generation on-demand software platform, which integrated all of our core applications into one platform, the Responsys Interact Suite. Substantially all of our new customers added since this time are on this platform and we are migrating our other existing customers to this platform over time. This suite includes a new application, Interact Program, for visually designing, managing and automating complex marketing programs with multiple stages across multiple channels. In 2009, we also acquired Smith-Harmon, Inc. to increase the size and breadth of our professional services organization.

•

In April 2010, we added mobile and social functionality to Interact Campaign to coordinate the creation, scheduling, automation and tracking of short message service, or text message, marketing campaigns and promotions to consumers who engage with our customers’ brands as Facebook fans or Twitter followers.

•

In July 2010, we acquired a non-controlling, fifty-percent equity interest in Eservices Group Pty Ltd, or Eservices, a privately-held company headquartered in Melbourne, Australia, for $6.7 million (AUD $7.8 million) in cash, and in January 2011 we acquired the remaining equity interests in Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of the Company’s common stock valued at approximately $1.2 million. Following the acquisition, the company was renamed Responsys Pty Ltd. We began to consolidate our results with those of Eservices beginning in January 2011. We acquired Eservices to expand the scope of our business internationally, increase our customer base and grow our professional services and sales teams.

We derive revenue from subscriptions to our on-demand software and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 69.6% and 76.6% of our total revenue during the three months ended March 31, 2011 and 2010, respectively. Subscription revenue is driven primarily by the number of customers, demand from existing customers, contracted value of the subscription agreements and number of messages sent above contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social and web channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees for our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 17.6% and 12.8% for the three months ended March 31, 2011 and 2010, respectively.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees. Although the overall number of customers has not changed substantially, we have added larger enterprise customers with higher subscription commitments, higher messaging volumes and greater professional services demands. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have historically had higher subscription revenue in our fourth quarter than in other quarters during a given 12-month period, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars and as a percentage of total revenue as we continue to invest in our growth and incur additional costs as a public company.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Basis of Presentation,” and we discuss other key metrics below.

Subscription Dollar Retention Rate

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in committed subscription revenue for that quarter. We had 309 customers as of March 31, 2011.

Basis of Presentation

Revenue

Subscription Revenue

We derive our subscription revenue from subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and other fees and revenue from messages sent above contracted levels. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Our contracts provide our customers with access to our on-demand software and the ability to send up to a specified number of messages during each month or quarter in the contract term. If customers exceed the specified messaging volume, per-message fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-message fee. If customers send less than the specified number of messages, no rollover credit or refunds are given.

We recognize the aggregate minimum subscription fee payable ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. We do not recognize revenue in excess of the amount we have the right to invoice. Revenue for messages sent above contracted levels is recognized in the period in which the messages are sent. We also derive revenue from setup fees when the services are first activated. The setup fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

Professional Services Revenue

Professional services revenue consists primarily of fees associated with campaign services, creative and strategic marketing services, technical services and education services. Our professional services are not required for customers to begin using our on-demand software. Our professional services engagements are typically billed on a fixed fee, time and materials or unit basis.

Cost of Revenue

Cost of Subscription Revenue

Cost of subscription revenue primarily consists of hosting costs, data communications expenses, personnel and related costs, including salaries and employee benefits, allocated overhead, software license fees, costs associated with website development activities, amortization expenses associated with capitalized software and depreciation and amortization expenses associated with computer equipment. To date, the amortization expense associated with capitalized software has not been material to our cost of subscription revenue. Expenses related to hosting and data communications are affected by the number of customers using our on-demand software, the complexity and frequency of their use, the volume of messages sent and the amount of data processed and stored. We plan to continue to significantly expand our capacity to support our growth, which will result in higher cost of subscription revenue in absolute dollars and as a percentage of subscription revenue.

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of personnel and related costs and allocated overhead. Our cost associated with providing professional services is significantly higher as a percentage of revenue than our cost of subscription revenue due to the labor costs associated with providing professional services. As it takes several months to ramp up a productive professional consultant, we generally increase our professional services capacity ahead of associated professional services revenue, which can result in lower margins in the given investment period. We expect the number of professional services personnel to increase in the future, which will result in higher cost of professional services revenue in absolute dollars and as a percentage of professional services revenue.

Operating Expenses

Research and Development

Research and development expenses primarily consist of personnel and related costs for our product development and product management personnel and allocated overhead. Our research and development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand software and to improving scalability and performance. We expect that in the future, research and development expenses will increase as we extend our on-demand software offerings and develop new technologies and capabilities.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, including bonuses and commissions, the cost of marketing programs, promotional events and webinars (net of amounts received from sponsors and participants) and amortization of our acquired customer lists and trade name intangible assets and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase and continue to be our largest cost.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs for administrative personnel and allocated overhead. In addition, general and administrative expenses include professional fees, bad debt expenses, sales and use tax expense and other corporate expenses. We anticipate that we will incur additional costs for personnel, systems and external professional services as we grow and operate as a public company, including higher legal, insurance and financial reporting expenses, and the additional costs to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act. Accordingly, we expect that in the future, general and administrative expenses will increase in absolute dollars.

Gain on Acquisition

Gain on acquisition for the three months ended March 31, 2011 represents the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests.

Other Income (Expense)

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding capital leases. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than our functional currency.

Equity in Net Loss of Unconsolidated Affiliates

Equity in net loss of unconsolidated affiliates represents our proportionate share of operating results from our non-controlling equity investments in Responsys Denmark A/S.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on April 21, 2011, we consider the following accounting policies to involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with ASC No. 605-25, Revenue Recognition. Our revenue is primarily derived from sales of subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customers do not have the contractual right to take possession of our on-demand software. Accordingly, we recognize the aggregate minimum subscription fee on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. We do not recognize revenue in excess of the amount we have the right to invoice. Should a customer exceed the specified contractual messaging volume, per-message fees are billed for the excess volume. We recognize revenue for messages sent above contracted levels in the period in which the messages are sent. We also derive revenue from setup fees when the services are first activated. The setup fees are recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

We also derive revenue from professional services. Professional services revenue consists primarily of fees associated with campaign services, creative and strategic marketing services, technical services and education services. Revenue from professional services is recognized as services are rendered for time and material engagements or using a proportional performance model based on services performed for fixed fee consulting engagements. Education services revenue is recognized after the services are performed. Professional services, when sold with on-demand software subscriptions, are accounted for separately when these services have value to the customer on a standalone basis.

At the inception of a customer contract, we make an assessment as to that customer’s ability to pay for the services provided. We base our assessment on a combination of factors, including the successful completion of a credit check or financial review, our collection experience with the customer, and other forms of payment assurance. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received from the customer. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of revenue or the amount of bad debt expense that we recognize.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue consists of the unearned portion of professional services fees or the unearned portion of fees from subscriptions to our on-demand software.

Revenue recognition for arrangements with multiple deliverables. A multiple-element arrangement includes the sale of a subscription to our on-demand software with one or more associated professional service offerings, each of which are individually considered separate units of accounting. In determining whether professional services represent a separate unit of accounting we consider the availability of the services from other vendors. We allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable.

We are not able to demonstrate vendor-specific objective evidence, or VSOE, or have third-party evidence, or TPE, of selling price with respect to sales of subscriptions to our on-demand software. We do not have sufficient instances of separate sales of subscriptions nor are we able to demonstrate sufficient pricing consistency with respect to such sales. We also considered that no other vendor sells similar subscriptions given the unique nature and functionality of our service offering, and therefore have determined that we are not able to establish TPE of selling price. Therefore, we have determined the BESP of subscriptions to our on-demand software based on the following:

•

The list price, which represents a component of our current go-to market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment.

•	An analysis of the historical pricing with respect to both our bundled and standalone arrangements to subscriptions to our on-demand software.

We have established VSOE of selling price of professional services based on an analysis of separate sales of such professional services.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with FASB ASC No. 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in one reporting unit and have selected November 30 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our reporting unit. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company to its net book value, including goodwill. If the net book value exceeds its fair value, then we perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our company to its net book value. In calculating the implied fair value of our goodwill, the fair value of our company is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of a company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. We did not record any charges related to goodwill impairment during the three months ended March 31, 2011.

Long-lived Assets, Purchased Intangible Assets and Equity Method Investments

Purchased intangible assets with a determinable economic life and long-lived assets are carried at cost, less accumulated amortization and depreciation. Amortization and depreciation is computed over the estimated useful life of each asset on a straight-line basis. Equity method investments are carried at cost and are adjusted for our share in the equity method investment earnings. We review our long-lived assets, purchased intangible assets and equity method investments for impairment in accordance with FASB ASC No. 360-10, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of our assets.

Accounting for Stock-based Awards

We record stock-based compensation expense in accordance with FASB ASC No. 718-20, Compensation—Stock Compensation, or ASC 718, which require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

Generally, stock options granted to employees vest 25% one year from the vesting commencement date and 1/48th each month thereafter, and have a contractual term of 10 years. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally, equal to the vesting period.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; these characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair value of our stock-based compensation. Consequently, there is a risk that our estimates of the fair value of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon exercise. Stock options may expire or result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

As of March 31, 2011, we had approximately $5.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards that we expect to be recognized over a weighted-average period of 2.29 years.

We calculated the fair value of options granted using the Black-Scholes pricing model with the following assumptions:

	50.34	50.34
	Three Months Ended March 31,
	2011	2010 *
Dividend yield (1)	—%	—%
Risk-free rate (2)	2.61%	—%
Expected volatility (3)	50.34%	—%
Expected term - in years (4)	6.06	—

*	We did not grant options to purchase shares of our common stock during the three months ended March 31, 2010.
(1)	We have not issued dividends to date and do not anticipate issuing dividends.
(2)	The risk-free interest rate is based on the implied yield then currently available on U.S. Treasury zero coupon issues with an equivalent remaining term.
(3)

We estimated volatility for option grants by evaluating the average historical volatility of companies we believe to be in our peer group for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.

(4)

The expected term of our options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the simplified method described in SAB No. 107 to compute expected term. Our stock plan provides for options that have a 10-year term.

New Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations Topic (805): Disclosure of supplementary pro forma Information for Business Combinations”, or ASU 2010-29. ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. It also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures over our business combination acquisition of Eservices that was completed in January 2011.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Revenue:
Subscription	$20,985	$14,853
Professional services	9,157	4,528

Total revenue	30,142	19,381

Cost of revenue: (1)
Subscription	6,514	4,321
Professional services	8,249	4,247

Total cost of revenue	14,763	8,568

Gross profit	15,379	10,813

Operating expenses:
Research and development (1)	3,393	2,162
Sales and marketing (1)	8,035	4,739
General and administrative (1)	2,545	1,687
Gain on acquisition	(2,220)	—

Total operating expenses	11,753	8,588

Operating income	3,626	2,225
Other income (expense), net	133	(218)

Income before provision for income taxes	3,759	2,007
Provision for income taxes	(1,629)	(877)
Equity in net loss of unconsolidated affiliates	(6)	—

Net income	$2,124	$1,130

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cost of revenue	$173	$108
Research and development	96	82
Sales and marketing	179	141
General and administrative	233	205

Total costs and expenses	$681	$536

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2011	2010
Revenue:
Subscription	69.6%	76.6%
Professional services	30.4	23.4

Total revenue	100.0	100.0

Cost of revenue:
Subscription	21.6	22.3
Professional services	27.4	21.9

Total cost of revenue	49.0	44.2

Gross profit	51.0	55.8

Operating expenses:
Research and development	11.3	11.2
Sales and marketing	26.7	24.5
General and administrative	8.4	8.7
Gain on business acquisition	(7.4)	—

Total operating expenses	39.0	44.4

Operating income	12.0	11.4
Other income (expense), net	0.4	(1.1)

Income before provision for income taxes	12.4	10.3
Provision for income taxes	(5.4)	(4.5)
Equity in net loss of unconsolidated affiliates	—	—

Net income	7.0%	5.8%

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Subscription revenue	$20,985	$14,853
Percentage of total revenue	69.6%	76.6%
Professional services revenue	$9,157	$4,528
Percentage of total revenue	30.4%	23.4%

Subscription revenue.

Subscription revenue for the three months ended March 31, 2011 increased by $6.1 million, or 41.3%, over the three months ended March 31, 2010. The increase was primarily due to an increase in contractually committed messaging of $4.5 million from new customers, including revenue from customers acquired through our acquisition of Eservices. In addition, revenue from messages sent above contracted levels increased in absolute dollars from $3.3 million to $4.6 million, but decreased from 22.3% of subscription revenue to 21.8% of subscription revenue, for the three months ended March 31, 2010 and 2011, respectively.

Subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2010 management discovered certain errors relating primarily to deferred revenue from messages sent above contracted levels by two large customers. As a result, subscription revenue in the second, third and fourth quarter of fiscal year 2010 was understated by $0.2 million, $0.1 million and $0.3 million, respectively. The Company recorded an increase in subscription revenue of $0.6 million for the three months ended March 31, 2011 to reflect the correction of the errors.

Professional services revenue. Professional services revenue for the three months ended March 31, 2011increased by $4.6 million, or 102.2%, over the three months ended March 31, 2010. The increase was primarily due to a $3.3 million increase from new customers, including revenue from customers acquired through our acquisition of Eservices, and a $1.3 million increase from existing customers increasing their use of our professional services.

Cost of Revenue

	$8,249	$8,249
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cost of subscription revenue	$6,514	$4,321
Percentage of subscription revenue	31.0%	29.1%
Gross margin	69.0%	70.9%
Cost of professional services revenue	$8,249	$4,247
Percentage of professional services revenue	90.1%	93.8%
Gross margin	9.9%	6.2%

Cost of subscription revenue. Cost of subscription revenue for the three months ended March 31, 2011 increased by $2.2 million, or 50.8%, over the three months ended March 31, 2010. The increase was primarily due to a $1.3 million increase in personnel expenses due to the addition of employees, a $0.2 million increase in bandwidth expenses due to an expansion of our capacity in order to accommodate growth and a $0.4 million increase in depreciation and maintenance expenses associated with equipment for our data center.

Cost of professional services revenue. Cost of professional services revenue for the three months ended March 31, 2011 increased by $4.0 million, or 94.2%, over the three months ended March 31, 2010. The increase was primarily due to a $2.8 million increase in personnel expenses due to the addition of employees, a $0.3 million increase in travel and entertainment expenses, a $0.2 million increase in outside consulting expenses to supplement our internal resources and meet an increased demand for our services and a $0.2 million increase in information technology expenses to support our larger professional services team.

Operating Expenses

Research and Development

	$3,393	$3,393
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Research and development	$3,393	$2,162
Percentage of total revenue	11.3%	11.2%

Research and development expenses for the three months ended March 31, 2011 increased by $1.2 million, or 56.9%, over the three months ended March 31, 2010. The increase was primarily due to a $0.8 million increase in personnel expenses due to the addition of employees and a $0.2 million increase in hardware and software expenses.

Sales and Marketing

	$3,393	$3,393
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Sales and marketing	$8,035	$4,739
Percentage of total revenue	26.7%	24.5%

Sales and marketing expenses for the three months ended March 31, 2011 increased by $3.3 million, or 69.6%, over the three months ended March 31, 2010. The increase was primarily due to a $0.9 million increase in personnel expenses due to the addition of employees, a $0.8 million increase in advertising and promotion expenses primarily as a result of expenses incurred in connection with our trade show, a $0.6 million increase in commission and bonus expenses, a $0.5 million increase in amortization expense due to the amortization of additional of intangible assets acquired through the acquisition of Eservices and a $0.2 million increase in travel and entertainment expenses.

General and Administrative

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
General and administrative	$2,545	$1,687
Percentage of total revenue	8.4%	8.7%

General and administrative expenses for the three months ended March 31, 2011 increased by $0.9 million, or 50.9%, over the three months ended March 31, 2010. The increase was primarily due to a $0.5 million increase in personnel expenses due to the addition of employees, a $0.3 million increase in legal and accounting expenses as a result of our annual audit and legal activity to support company growth, a $0.2 million increase in outside consulting expenses, partially offset by a $0.2 million decrease in bad debt expense and a $0.2 million decrease in sales and use tax expense.

Gain on Acquisition

	$(2,220)	$(2,220)
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Gain on acquisition	$(2,220)	$—

Gain on acquisition for the three months ended March 31, 2011 resulted from a $2.2 million gain for the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net

	$(218)	$(218)
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Other income (expense), net	$133	$(218)

Other income (expense), net for the three months ended March 31, 2011 decreased by $0.4 million over the three months ended March 31, 2010. The change in total other income (expense), net was primarily due to favorable Euro and British Pound Sterling currency exchange fluctuations.

Provision for Income Taxes

	$(1,629)	$(1,629)
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Provision for income taxes	$(1,629)	$(877)
Effective tax rate	43.3%	43.7%

Provision for income taxes for the three months ended March 31, 2011 increased by $0.7 million over the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 and 2010 was 43.3% and 43.7%, respectively. The expected tax provision derived from applying the federal statutory rate to our income before income tax provision for the three months ended March 31, 2011 and 2010 differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses and other items.

Equity in Net Loss of Unconsolidated Affiliates

	2011	2011
	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Equity in net loss of unconsolidated affiliates	$(6)	$—

We recognized an equity loss in unconsolidated affiliates for the three months ended March 31, 2011 as a result of our non-controlling equity investment made in Responsys Denmark A/S.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$4,361	$5,215
Net cash used in investing activities	(7,515)	(1,789)
Net cash used in financing activities	(149)	(53)
Effect of foreign exchange rate changes on cash and cash equivalents	44	(4)

Net increase (decrease) in cash and cash equivalents	$(3,259)	$3,369

To date, we have financed our operations primarily through private placements of preferred stock and common stock and cash from operating activities. As of March 31, 2011, we had $10.6 million of cash and cash equivalents and $23.0 million of working capital. In April 2011, we issued 5,500,000 shares of our common stock in connection with our initial public offering and an additional 967,948 shares of common stock as part of the over-allotment option exercised by our underwriters, resulting in net proceeds of approximately $70.2 million.

Net cash provided by operating activities. Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and professional services and the amount and timing of customer payments. Cash provided by operations has historically resulted from net income driven by sales of subscriptions to our on-demand software and professional services and adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation and changes in our deferred tax assets.

For the three months ended March 31, 2011, net cash provided by operating activities was the result of $2.1 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, $1.9 million from non-cash items and $0.4 million increase due to changes in our operating assets and liabilities. As a result of our growth, we experienced an increase in our accounts receivable balance in the amount of $1.1 million, which was offset by an increase of $1.1 million in our deferred revenue balance. In addition, increases in accrued expenses and accounts payable related to our better utilization of payment terms contributed $0.4 million to our cash balance.

Net cash used in investing activities. For the three months ended March 31, 2011, cash used in investing activities consisted of $7.0 million in payments, net of $0.9 million cash acquired, to complete the acquisition of Eservices, $0.9 million for purchases of property and equipment, $0.4 million payment related to our initial investment in Eservices, $0.1 million of capitalized software costs. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support our customer base, as well as equipment for supporting our increasing employee headcount.

Net cash used in financing activities. For the three months ended March 31, 2011, cash used in financing activities consisted of $0.4 million in payments for direct costs incurred in connection with the preparation of our registration statement, and $0.1 million in payments in connection with our capital lease obligations, partially offset by $0.3 million in proceeds from the issuance of our common stock in connection with stock option exercises and $0.1 million in proceeds from the early exercise of stock options.

Capital resources. We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new features and enhancements to our on-demand software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in, or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data centers. Operating and capital lease obligations have not changed significantly from the “Commitments” table included in our Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended with the SEC on April 21, 2011, except for the following agreements entered into during the current fiscal year.

In January 2011, we acquired an operating lease as part of our acquisition of the remaining equity interest in Eservices and we entered into a lease agreement for a new office space in Chicago, Illinois with lease payments of approximately $0.6 million and $0.5 million, respectively, over the terms of the leases. The remaining term of the Eservices lease is approximately 2 years and the Chicago lease is for approximately 2 years.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, lessors, and parties to other transactions, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our on-demand software when used for its intended purpose infringes the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made under these obligations have not been material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Certain of our cash accounts and receivable balances are denominated in a currency other than the functional currency of the entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of March 31, 2011 would result in a loss of approximately $0.5 million. As of March 31, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity

Interest income and expenses are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and money market accounts, we believe that we have no material risk of exposure to changes in interest rates at March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the unremediated material weakness in our internal controls over financial reporting described below.

In connection with the audits of our financial statements for the years ended December 31, 2008, 2009 and 2010, our independent registered public accounting firm reported to our audit committee a material weakness in the design and operating effectiveness of our internal controls over financial reporting as defined by the standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weakness reported by our independent registered public accounting firm was that we did not have sufficient personnel within our accounting function that possessed an appropriate level of experience to effectively perform the following:

•	identify, select and apply GAAP sufficient to provide reasonable assurance that transactions were being appropriately recorded; and

•

design control activities over the financial close and reporting process necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

As a result, we experienced difficulties in reporting timely and accurate financial statements in compliance with GAAP and certain accounting transactions were not identified or properly assessed. As a result of this material weakness, we recorded material post-closing adjustments to our financial statements.

We are addressing the material weakness through process improvements and the hiring of additional finance personnel. In 2010, we added seven staff members to our finance organization, including a director of technical accounting and a revenue controller. We are also implementing additional procedures and training programs for all personnel involved in the preparation of our financial statements. We are continuing to add additional headcount in 2011. Our corporate controller left in April 2011. We have appointed an interim controller and will be seeking to hire a regular full-time controller, as well as additional accounting personnel, to continue to address our material weakness. We will not be able to fully address this material weakness until these steps have been completed.

We will not be able to assess whether the steps we are taking will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness. The earliest this can occur is with the 2011 year end reporting period.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We may not maintain profitability in the future.

Although we have been profitable in recent periods, our accumulated deficit was $20.6 million as of March 31, 2011 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which will likely reduce profitability and related gross margin compared to past periods. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors. Accordingly, we may not be able to maintain profitability, and we may incur losses in the future.

The market in which we participate is intensely competitive, and our results could be adversely affected by pricing pressure or other competitive dynamics.

The market for interactive marketing solutions is highly fragmented, highly competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. We face intense competition from software companies that develop marketing technologies and from marketing services companies that provide interactive marketing services. Our primary competitors include: technology providers such as Aprimo, Inc., which has been acquired by Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., Eloqua Corporation, ExactTarget, Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and Unica Corporation, which has been acquired by International Business Machines Corporation, or IBM; and marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

We may also face competition from new companies entering our market, which may include large established businesses, such as Google Inc., IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc., SAP AG or Yahoo! Inc., each of which currently offers, or may in the future offer, email marketing or related applications such as applications for customer relationship management, analysis of internet data and marketing automation. If these companies decide to develop, market or resell competitive interactive marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. We may also experience competition from the in-house information technology capabilities of current and prospective customers.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer interactive marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our on-demand software could substantially decline.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as indicative of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide to the market, the price of our common stock could decline substantially.

Our operating results have varied in the past. In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	demand for our software and related services and the size and timing of sales;

•	the volume of email messages sent above contracted levels for a particular quarter and the amount of any associated additional charges;

•	customer renewal rates, and the pricing and volume commitments at which agreements are renewed;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	market acceptance of our current and future products and services;

•	changes in spending on interactive marketing or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	our lengthy sales cycle;

•	lengthy or delayed implementation times for new customers or customers that upgrade to our current platform;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	the amount of services sold and the amount of fixed fee services, which can affect gross margin;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or incurrence of unforeseen liabilities in connection with acquisitions;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast the amount and mix of future revenue and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Our quarterly results reflect seasonality in the sale of our on-demand software and professional services, which can make it difficult to achieve sequential revenue growth or could result in sequential revenue declines.

We have historically experienced higher levels of revenue and gross profit during the fourth quarter, primarily due to our customers’ increased marketing activity during the holiday shopping season, as compared to the preceding and subsequent quarters, and we anticipate that this trend will continue in fiscal 2011. Since the majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future sales activity or performance.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in sales may not be immediately reflected in our operating results.

We recognize subscription revenue over the term of our customer agreements, which are typically one year, with some up to three years. As a result, most of our quarterly subscription revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our on-demand software and related services in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect subscription revenue in future quarters. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Accordingly, the effect of significant downturns in sales of subscriptions to our on-demand software and related services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

If we are unable to attract new customers or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, sell additional functionality to existing customers and encourage existing customers to renew their subscriptions on favorable terms. As the interactive marketing industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to compete with respect to pricing, technology and functionality could be impaired. In such event, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have a material adverse effect on our revenue, gross margin and other operating results.

Our future growth could be constrained if mobile, social and the web do not become significant relationship marketing channels or if existing customers do not want to migrate to our newer platform.

The growth of our business depends in part on the acceptance and growth of mobile, social and the web as relationship marketing channels. While email has been used successfully for relationship marketing, relationship marketing via mobile, social and the web is just emerging. We released our mobile and social offerings on our newer platform in April 2010 and competitive solutions will continue to emerge. Even if mobile, social and the web become widely adopted relationship marketing channels, we cannot assure you that our mobile and social offerings will gain traction with current or new customers. The majority of our current customers became customers before we released our newer platform in late 2009 and would be required to migrate to our newer platform in order to execute fully integrated campaigns across mobile, social and web channels. These customers may not desire to expend the time and resources that would be required to effect this migration.

The market for interactive marketing software is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

It is uncertain whether businesses will make significant investments in interactive marketing software, and if they do, whether they will purchase subscriptions to on-demand software for this function. The market for on-demand software, in general, and for interactive marketing software, in particular, is relatively new, and it is uncertain whether such software will achieve and sustain high levels of demand and market acceptance. Our success will substantially depend on the willingness of enterprises to increase their use of on-demand software in general, and for marketing in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional on-premise enterprise software into their businesses and therefore may be reluctant or unwilling to migrate to on-demand software. Furthermore, some enterprises may be reluctant or unwilling to use on-demand software because they have concerns regarding the security and other risks associated with the technology delivery model. If enterprises do not perceive the overall benefits of on-demand software, then the market may develop more slowly than we expect, either of which would significantly and adversely affect our operating results. Accordingly, we cannot assure you that an on-demand model for interactive marketing software will achieve and sustain the high level of market acceptance that is critical for the success of our business

Our growth depends largely on our ability to sell our on-demand software and related services to new enterprise customers, which makes our sales cycle unpredictable, time-consuming and expensive.

The enterprise customers we target typically undertake a significant evaluation process in regard to purchases of enterprise software, which can last from several months to a year or longer. Events may occur during the sales cycle that could affect the size or timing of a purchase, and this may lead to more unpredictability in our business and operating results. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales.

In addition, we may face unexpected implementation challenges with some enterprise customers or more complicated implementations of our on-demand software. It may be difficult or expensive to implement our on-demand software if the customer has unexpected data, hardware or software technology issues, or complex or unanticipated business requirements. Any difficulties or delays in the initial implementation could cause customers to reject our on-demand software or delay or cancel future purchases, in which case our business, operating results and financial condition would be harmed. In addition, implementation delays may also require us to delay revenue recognition until the technical or implementation requirements have been met.

We derive a significant percentage of our total revenue from the retail and consumer, travel, financial services and technology industries, and any downturn in these industries could harm our business.

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the three months ended March 31, 2011. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 37.2% and 35.3% of our total revenue for the three months ended March 31, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, continue to generate revenue in any future period. If we lose a major customer or group of customers, our revenue could decline.

Prolonged economic uncertainties or downturns could materially harm our business.

General worldwide economic conditions have experienced a significant downturn. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our on-demand software and professional services, which would delay and lengthen sales cycles, or stop purchasing altogether. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our financial results would be harmed.

We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens from present levels, our business could be harmed. In addition, even if the overall economy improves, we cannot assure you that the market for interactive marketing software and professional services will experience growth or that we will experience growth.

We have been dependent on the use of email as a means for interactive marketing, and any decrease in the use of email for this purpose would harm our business.

Historically, our customers have primarily used our on-demand software for their email-based interactive marketing campaigns targeted at consumers who have given our customers permission to send them emails. We expect that email will continue to be the primary channel used by our customers for the foreseeable future. Government regulations and evolving practices regarding the use of email for marketing purposes could adversely affect the use of this channel for interactive marketing. Consumers’ use of email also depends on the ability of internet service providers, or ISPs, to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. ISPs continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with our customers’ marketing campaigns. If security problems become widespread, or if ISPs cannot effectively control spam, the use of email as a means of marketing communications may decline. Any decrease in the use of email would reduce demand for our email marketing services and harm our business.

If our security measures are breached, our platform may be perceived as not being secure, customers may curtail or stop using our on-demand software, and we may incur significant liabilities.

Security breaches could expose us to a risk of loss or unauthorized disclosure of customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our system or customer information, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our on-demand software.

Increasing our customer base and achieving broader market acceptance of our on-demand software will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and time before they achieve full productivity. Our recent hires and planned hires may not become as productive as quickly as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

We may use third parties to grow our business. If we are unable to maintain successful relationships with them, our business could be harmed.

In addition to our direct sales force, we use third parties such as advertising agencies to help promote our on-demand software. Although we do not currently derive a significant amount of revenue through third parties, we may in the future seek to expand sales of subscriptions to our on-demand software through these and other indirect sales channels.

These third parties may offer customers the solutions of several different companies, including solutions that compete with ours. We also expect that these third parties will not have an exclusive relationship with us. Thus, we will not be certain that they will prioritize or provide adequate resources for selling our solution. In addition, establishing and retaining qualified third parties and training them in our on-demand software and services require significant time and resources. If we are unable to maintain successful relationships with any of these third parties, our business could be harmed.

We rely on third-party hardware, software and infrastructure that may be difficult to replace or which could cause errors or failures of our service.

We rely on hardware and infrastructure purchased or leased and software licensed from third parties in order to offer our on-demand software and related services. For example, we rely on third-party providers to support and provide our mobile messaging offerings. This hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware, software or infrastructure could result in delays in the provisioning of affected components of our on-demand software until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Furthermore, any errors or defects in third-party hardware, software or infrastructure could result in errors or a failure of our service which could harm our business.

If we are unable to integrate our on-demand software with certain third-party applications, the functionality of our software could be adversely affected.

The functionality of our on-demand software depends, in part, on our ability to integrate it with third-party applications and data management systems that our customers use and from which they obtain consumer data. In addition, we rely on access to third-party application programming interfaces, or APIs, to provide our social media channel offerings through social media platforms, which currently consist of Facebook and Twitter. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs and access to those applications and platforms in an adverse manner. Such changes could functionally or financially limit or terminate our ability to use these third-party applications and platforms with our on-demand software, which could negatively impact our offerings and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, harm our business.

Interruptions or delays in service from third-party data center hosting facilities and other third parties could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located in Northern California and the United Kingdom. We also rely on bandwidth providers, ISPs and mobile networks to deliver messages to the customers of our customers. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our on-demand software, impair the functionality of our on-demand software or impede our ability to scale our operation. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. For example, in 2011 we plan to wind down our use of the hosting facility in the United Kingdom. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Interruptions in the availability of, or impaired functionality of, our on-demand software may reduce our revenue, cause us to issue credits, make refunds or pay penalties, harm our reputation, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Despite precautions taken at our data centers, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed.

As a result of our customers’ increased usage of our on-demand software, we will need to continually improve our computer network and infrastructure to avoid service interruptions or slower system performance.

As usage of our on-demand software grows and as customers use it for more complicated tasks, we will need to devote additional resources to improving our computer network, our application architecture and our infrastructure in order to maintain the performance of our platform. In addition, we typically experience increased system usage during the fourth quarter, with customers increasing their marketing activity for the holiday shopping season. Any failure or delays in our computer systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our platform to customers. This could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and our reputation. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand if our systems cannot handle current or higher volumes of usage.

Material defects or errors in the on-demand software we use to deliver our platform could harm our reputation, result in significant costs to us and impair our ability to sell our software.

The software applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our platform, whether in connection with the day-to-day operation, upgrades or otherwise, could damage our customers’ businesses and cause harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our software, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in the length of collection cycles for accounts receivable or costly litigation.

The costs incurred in correcting any material defects or errors in our software may be substantial and could adversely affect our operating results. After the release of our software, defects or errors may also be identified from time to time by our internal team and by our customers. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect not to renew, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our on-demand software or increase our operating expenses to the extent financial penalties are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are, in some cases, significantly more punitive and difficult to comply with than the CAN-SPAM Act. Utah and Michigan, for example, have enacted do-not-email registries to protect minors from receiving unsolicited commercial email that markets certain covered content, such as adult or other products the minor cannot legally obtain. It is not settled whether all or a portion of such state laws may be preempted by the CAN-SPAM Act. In addition, certain foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our on-demand software. In addition, the CAN-SPAM Act and regulations implemented by the Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. Non-compliance with these laws and regulations carries significant financial penalties. If we were to be found in violation of federal law, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email or text messages, whether as a result of violations by our customers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

In addition, U.S., state or foreign jurisdictions may in the future enact legislation or laws restricting the ability to conduct interactive marketing activities in mobile, social and web channels. Any such restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs or otherwise harm our business.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our on-demand software and our ability to conduct business.

Our customers rely on email to communicate with their customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and internet protocol addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s internet protocol addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our on-demand software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process, disclose and use data necessary to conduct effective marketing campaigns and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our solution.

Our applications collect, store and report personal information, which raises privacy concerns and could result in liability to us or inhibit sales of subscriptions to our on-demand software.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. Because many of the features of our applications use, store and report on personal information from our customers, any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our on-demand software and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our on-demand software.

If our on-demand software is perceived to cause or is otherwise unfavorably associated with invasions of privacy, whether or not illegal, it may subject us or our customers to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to interactive marketing, including marketing practices of our customers. Public concerns regarding data collection, privacy and security may cause some of our customers’ customers to be less likely to visit their websites or otherwise interact with them. If enough consumers choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our on-demand software. This, in turn, would reduce the value of our service and inhibit or reverse the growth of our business.

Any decrease in opt in rates or usage habits could reduce the demand for our on-demand software.

It is our policy that our customers may only use our on-demand software to provide marketing content to recipients that have elected to receive marketing communications from them through specified interactive channels such as email, mobile and social. If recipients decrease their overall opt in rates for these marketing communications or reduce the extent to which they use, or otherwise cease use of, the channels over which these marketing communications are sent, our customers will have a smaller or less addressable group of potential customers to target and they may decide it is not cost effective for them to continue to use our on-demand software. Accordingly, if opt in rates decline for any reason, including privacy concerns, negative publicity or changes in laws or regulations, or consumer usage of certain interactive marketing channels declines, demand for our on-demand software could decline and our business could be harmed.

Our customers’ violation of our policies and misuse of our on-demand software to transmit negative messages or website links to harmful applications or engage in illegal activity could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via, or illegal activity conducted using, our on-demand software.

We rely on representations made to us by our customers that their use of our on-demand software will comply with our policies and applicable law. We do not audit our customers to confirm compliance with these representations. Our customers could use our on-demand software to engage in bad acts including transmitting negative messages or website links to harmful applications, sending unsolicited commercial email and reproducing and distributing copyrighted material without permission, reporting inaccurate or fraudulent data or engaging in illegal activity. Any such use of our on-demand software could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our on-demand software may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws or subject us to other regulatory action.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign our on-demand software or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

As internet commerce develops, federal, state and foreign governments may propose and implement new taxes and new laws to regulate internet commerce, which may negatively affect our business.

As internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to interactive marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose taxes on services provided over the internet or via email. Such taxes could discourage the use of the internet and email as a means of commercial marketing, which would adversely affect the viability of our on-demand software.

Our operating results may be harmed if we are required to collect sales taxes for our subscription services in jurisdictions where we have not historically done so or if our accruals for sales taxes are insufficient.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.2 million as of March 31, 2011 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results.

We have limited experience with non-volume based pricing models, which we use for some of our newer offerings. If we incorrectly structure these pricing models or are unable to price our offerings in a manner acceptable by our customers, our revenue and operating results may be harmed.

We currently utilize volume-based pricing models for our email and mobile messaging offerings. We have limited experience with non-volume based pricing models for our newer offerings such as our social offering. If our customers, which have historically used our offerings primarily for their email-based interactive marketing campaigns, do not accept the other pricing models that we utilize for certain of our newer offerings and may utilize for future offerings, our ability to sell additional functionality on a cost-effective and competitive basis may be hindered, and our revenue and operating results may be adversely affected.

If we fail to develop or protect our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or to retain our existing customers and our business may be harmed. We have registered certain of our trademarks worldwide. However, competitors may adopt similar trademarks to ours or purchase keywords that are confusingly similar to our brand names as terms in internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our services.

If we fail to respond to evolving technological changes, our on-demand software could become obsolete or less competitive.

Our industry is characterized by new and rapidly evolving technologies, standards, regulations, customer requirements and frequent product introductions. Accordingly, our future success depends upon, among other things, our ability to develop and introduce new products and services. The process of developing new technologies, products and services is complex, and if we are unable to develop enhancements to, and new features for, our existing on-demand software or acceptable new functionality that keeps pace with technological developments, industry standards, interactive marketing trends or customer requirements, our solution may become obsolete, less marketable and less competitive, and our business could be significantly harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 581 as of March 31, 2011. We recently completed our acquisition of Eservices in Australia, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific region. We also have a fifty-percent owned unconsolidated affiliate with operations in Denmark. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

We rely on our management team and other key employees, and need additional personnel, to grow our business, and the loss of one or more key employees, or our inability to attract and retain qualified personnel, could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and other key personnel. The loss of any member of our senior management team, including our Chief Executive Officer, could adversely affect our business.

Our future success will also depend on our ability to attract, retain and motivate highly skilled research and development, operations, sales, technical and other personnel in the United States and abroad. Even in today’s economic climate, competition for these types of personnel is intense. All of our employees in the United States work for us on an at-will basis. As a result of these factors, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business.

We are currently expanding and improving our information technology infrastructure and systems. If these implementations are not successful, our operations could be disrupted, which could cause our operating results to suffer.

We are currently expanding and improving our information technology infrastructure and systems to assist us in the management of our growing organizational operations and accommodate our employee, customer and business growth. We anticipate that these improvements will be a long-term investment and that the process will require management time, support and cost. Moreover, there are inherent risks associated with upgrading, improving and expanding information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement upgrades and other changes on a timely basis or at all, our operations may be disrupted and our quality of service could decline. As a result, our operations and operating results could suffer. In addition, any new system deployments may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our independent registered public accounting firm noted a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

During the audits of our financial statements for the years ended December 31, 2008, 2009 and 2010 our independent registered public accounting firm noted in its reports to our audit committee that we had a material weakness in the design and operating effectiveness of our internal control over financial reporting due primarily to insufficient personnel within our accounting function possessing an appropriate level of experience to provide reasonable assurance that transactions were being appropriately recorded and regarding the reliability of financial reporting and the preparation of financial statements. The material weakness resulted in a number of audit adjustments to our financial statements for the periods under audit.

We took steps during 2010 and 2011 intended to begin the remediation of this material weakness, which relates in large part to inadequate staffing. In 2010, we added seven staff members to our finance organization, including a director of technical accounting and a revenue controller to fill key roles, and implemented additional procedures and training programs for all personnel involved in the preparation of our financial statements. We are continuing to add additional headcount in 2011. Our corporate controller left in April 2011. We have appointed an interim controller and are seeking to hire a regular full-time controller, as well as additional accounting personnel, to continue to address the material weakness. We will not be able to fully address this material weakness until these steps have been completed. If we fail to further increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands of a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud.

Furthermore, SEC rules require that, as a publicly-traded company, we file periodic reports containing our financial statements within a specified time following the completion of quarterly and annual periods. If we are not able to comply with the SEC reporting requirements in a timely manner, or if we or our independent registered public accounting firm continue to note or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions, including delisting or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

Even if we are able to report our financial statements accurately and in a timely manner, if we do not make all the necessary improvements to address the material weakness, continued disclosure of a material weakness will be required in future filings with the SEC, which could cause our reputation to be harmed and our stock price to decline.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed several small acquisitions of companies that provide professional services, and our larger acquisition of Eservices, in January 2011. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. For instance, we may not fully realize the anticipated benefits of our acquisition of Eservices, which will depend in part on combining service offerings and entering into new markets. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. Additionally, in connection with any acquisitions we are able to complete, we may not achieve the synergies or other benefits we expected to achieve and we may incur write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

If we are unable to protect the confidentiality of our proprietary information, the value of our on-demand software could be adversely affected.

We rely largely on our unpatented technology and trade secrets to protect our proprietary information. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors and parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed to or otherwise become known or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business.

Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements from companies like ours. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. In addition, we may be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our on-demand software. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our on-demand software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

The success of our business depends on our ability to protect and enforce our intellectual property rights. We rely on a combination of trademark, trade dress, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.

In order to protect or enforce our intellectual property rights, we may initiate litigation against third parties. Litigation may be necessary to protect our trade secrets or know-how, or determine the enforceability, scope and validity of the proprietary rights of others. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events may have a material adverse effect on our business.

We use open source software in our on-demand software, which may subject us to litigation, require us to re-engineer our applications or otherwise divert resources away from our development efforts.

We use open source software in connection with our on-demand software. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could limit our growth.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We recently completed our acquisition of Eservices, located in Australia, commenced operations via a joint venture in Denmark, and commenced software development work via a subsidiary in India. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations;

•	adverse tax burdens and foreign exchange controls making it difficult to repatriate earnings and cash;

•	political instability;

•	terrorist activities;

•	currency exchange rate fluctuations;

•	generally longer receivable collection periods than in the United States;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	preference for local vendors;

•	technology compatibility;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which improper sales practices may be prevalent.

We cannot assure you that these factors will not have a material adverse effect on our future international sales and, consequently, on our business.

Catastrophic events could disrupt and cause harm to our business.

We are located in California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2012, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports filed with the SEC, beginning for our fiscal year ending December 31, 2012 under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we have recently adopted and retroactively applied a new revenue recognition standard, which may in the future be subject to varying interpretations that could materially impact how we recognize revenue. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our cash balances are managed through various institutions and the value of these investments could decline.

We maintain our cash and cash equivalents with a number of financial institutions around the world. In the event that any of these institutions experiences financial difficulty, we could find it more difficult to quickly access these funds. In addition, our results could vary materially from expectations depending on gains or losses realized on the sale or exchange of investments, impairment charges related to debt securities as well as other investments, and interest rates. The volatility in the financial markets and overall economic conditions increases the risk that the actual amounts realized in the future on our investments could differ significantly from the fair values currently assigned to them.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our on-demand software and professional services and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our on-demand software and professional services in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our on-demand software and professional services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Our common stock, our stock price may be volatile or may decline regardless of our operating performance.

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•

failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	announcements by us of negative conclusions about our internal controls and our ability to accurately report our financial results; and

•	changes in operating performance and stock market valuations of software or other technology companies, or those in our industry in particular;

•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

•	lawsuits threatened or filed against us; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Most of our total outstanding shares may be sold into the market when the “lock up” period ends. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We have 40,218,598 shares of our common stock outstanding as of March 31, 2011. Approximately 39,098,944 shares of our common stock outstanding and 9,740,180 shares of common stock issuable upon exercise of options and a warrant outstanding as of March 31, 2011 are currently restricted as a result of market stand-off agreements. These shares will become sellable on October 18, 2011, subject to extension in some circumstances. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

The market price of the shares of our common stock could decline as a result of sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently do not have and may never obtain research coverage by securities analysts, and industry analysts that currently cover us may cease to do so. If no securities analysts commence coverage of our company, or if industry analysts cease coverage of our company, the trading price for our stock would be negatively impacted. In the event we obtain securities analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 83% of our outstanding common stock as of March 31, 2011. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

Delaware law and provisions in our restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairperson of the board, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are only be able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors will be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2011, the Company issued an aggregate of 148,648 shares of common stock with an aggregate value of approximately $1,200,000 to two former shareholders of Eservices residing in Australia as consideration for the acquisition of their equity interests in Eservices. The issuance of the shares was exempt from registration under the Securities Act in reliance on Regulation S of the Securities Act as sales that occurred outside the United States.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Restated Bylaws					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 20, 2011	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date:	May 20, 2011	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Provided Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Restated Bylaws					X

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

*

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.