Form 10-Q
period 2011-06-30
RESPONSYS INC
filed 2011-08-12
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35125

RESPONSYS, INC.

(Exact name of the registrant as specified in its charter)

Delaware	77-0476820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Cherry Avenue, 5th Floor San Bruno, California	94066
(Address of principal executive offices)	(Zip Code)

(650) 745-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, there were approximately 47,055,693 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of June 30,	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$82,394	$13,884
Short-term investments	2,010	—
Accounts receivable, net of allowances of $114 and $174 as of June 30, 2011 and
December 31, 2010, respectively	20,712	18,101
Deferred taxes	7,301	7,288
Prepaid expenses and other current assets	3,833	5,347

Total current assets	116,250	44,620
Property and equipment – net	15,149	10,822
Goodwill	14,579	1,301
Intangible assets – net	4,533	529
Deferred taxes – noncurrent	2,054	5,190
Investment in unconsolidated affiliates	120	8,057
Other assets	299	1,381

Total assets	$152,984	$71,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,704	$1,162
Accrued compensation	4,979	3,516
Other accrued liabilities	2,833	3,866
Current portion of capital lease obligations	999	387
Current portion of deferred revenue	7,333	8,642

Total current liabilities	18,848	17,573
Capital lease obligations	1,564	—
Deferred revenue – noncurrent	393	382
Other long-term liabilities	840	770

Total liabilities	21,645	18,725

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.0001 par value, 5,000 and 38,729 shares authorized as of June 30, 2011 and December 31, 2010, respectively, 0 and 30,159 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	62,028
Common stock, $.0001 par value; 250,000 and 62,500 shares authorized as of June 30, 2011 and December 31, 2010, respectively; 47,009 and 8,448 shares outstanding at June 30, 2011 and December 31, 2010, respectively	5	1
Additional paid-in capital	149,079	12,860
Accumulated deficit	(18,163)	(22,765)
Accumulated other comprehensive income	418	1,051

Total stockholders’ equity	131,339	53,175

Total liabilities and stockholders’ equity	$152,984	$71,900

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Subscription	$22,948	$15,479	$43,933	$30,332
Professional services	10,715	6,097	19,872	10,625

Total revenue	33,663	21,576	63,805	40,957

Cost of revenue:
Subscription	6,532	4,884	13,046	9,205
Professional services	9,401	4,426	17,650	8,673

Total cost of revenue	15,933	9,310	30,696	17,878

Gross profit	17,730	12,266	33,109	23,079

Operating expenses:
Research and development	3,054	2,628	6,447	4,790
Sales and marketing	7,842	5,025	15,877	9,764
General and administrative	2,511	1,936	5,056	3,623
Gain on acquisition	—	—	(2,220)	—

Total operating expenses	13,407	9,589	25,160	18,177

Operating income	4,323	2,677	7,949	4,902

Other income (expense):
Interest income	11	—	14	—
Interest expense	(38)	(7)	(44)	(14)
Other income (expense), net	(52)	(63)	84	(274)

Total other income (expense)	(79)	(70)	54	(288)

Income before income taxes	4,244	2,607	8,003	4,614
Provision for income taxes	(1,734)	(984)	(3,363)	(1,861)
Equity in net loss in unconsolidated affiliates	(32)	—	(38)	—

Net income	$2,478	$1,623	$4,602	$2,753

Net income attributable to common stockholders:
Basic	$1,718	$85	$1,641	$60

Diluted	$1,774	$124	$1,845	$88

Net income per share attributable to common stockholders:
Basic	$0.05	$0.01	$0.07	$0.01

Diluted	$0.04	$0.01	$0.06	$0.01

Shares used in computation of net income per share attributable to common stockholders:
Basic	36,452	8,575	23,104	8,506

Diluted	43,639	14,432	30,549	14,246

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$4,602		$2,753
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(60)		217
Depreciation and amortization	4,559		2,574
Stock-based compensation	1,302		1,044
Gain on acquisition	(2,220)		—
Deferred tax assets	2,619		1,539
Equity in net loss of unconsolidated affiliates	38		—
Changes in operating assets and liabilities - net of business acquired:
Accounts receivable	(429)		(3,209)
Prepaid expenses and other current assets	(516)		(390)
Other assets	(52)		(27)
Accounts payable	538		1,048
Accrued compensation	839		(609)
Other accrued liabilities	230		1,429
Deferred revenue	(1,547)		2,520
Other long-term liabilities	(63)		17

Net cash provided by operating activities	9,840		8,906

Cash flows from investing activities:
Purchases of property and equipment	(3,738)		(3,800)
Addition of capitalized software development costs	(304)		(338)
Business acquisition, net of cash received	(6,101)		(325)
Purchase of investments	(2,010)		—
Investment in unconsolidated affiliates	(381)		—

Net cash used in investing activities	(12,534)		(4,463)

Cash flows from financing activities:
Proceeds from issuance of common shares	495		78
Proceeds from initial public offering, net	72,182		—
Proceeds from early exercise of stock options	157		—
Repurchase of common stock	—		(405)
Payments of offering costs	(1,469)		—
Principal payments on capital lease obligations	(222)		(195)

Net cash provided by (used in) financing activities	71,143		(522)

Effect of foreign exchange rate changes on cash and cash equivalents	61		(18)

Net increase in cash and cash equivalents	68,510		3,903
Cash and cash equivalents at beginning of period	13,884		15,750

Cash and cash equivalents at end of period	$82,394		$19,653

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$1,189		$—

Purchase of property and equipment under capital lease	$2,398	$

Purchase of property and equipment on account	$895		$827

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13		$16

Cash paid during the period for taxes	$393		$252

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California on February 3, 1998 and reincorporated from the state of California to the state of Delaware in March 2011. The Company’s solution is comprised of its on-demand software and professional services. The Company’s core offering, the Responsys Interact Suite, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social and the web. The Company has offices in North America, Australia, India, Germany and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

In April 2011, the Company completed an initial public offering (“IPO”) of its common stock in which it issued and sold 6,467,948 shares of common stock, at an issue price of $12.00 per share. The Company raised a total of $77.6 million in gross proceeds from the IPO or $72.2 million in net proceeds after deducting underwriting discounts and commissions of $5.4 million. Offering costs totaled $2.2 million and as of June 30, 2011, all offering costs had been paid. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 30,158,928 shares of common stock.

These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the Securities and Exchange Commission (the “SEC”) on April 21, 2011 (the “Prospectus”). In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any future interim period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, the Company includes its proportionate share of the operating results of its unconsolidated affiliate.

The Company purchased the remaining equity interests in Eservices Group Pty Ltd (“Eservices”) in January 2011 as such, the accounts of Eservices were consolidated with the accounts of the Company as of and for the six months ended June 30, 2011. The functional currency of Eservices is the local currency.

Use of Estimates.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling price of subscriptions and professional services, the fair values of equity awards issued, the fair value of its call and put options related to the Company’s initial 50% equity investment in Eservices, the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Segment Reporting.

The Company is organized and operates in one reportable industry segment.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Subscription
United States	$18,720	$13,795	$36,291	$26,526
International	4,228	1,684	7,642	3,806
Professional services
United States	7,793	5,688	15,051	9,854
International	2,922	409	4,821	771

Total revenue	$33,663	$21,576	$63,805	$40,957

Property and equipment by geographic region were as follows (in thousands):

	As of June 30,	As of December 31,
	2011	2010
United States	$14,339	$10,414
International	810	408

Total property and equipment - net	$15,149	$10,822

Comprehensive Income.

Other comprehensive income consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2011	2010
Accumulated translation adjustments	$418	$(179)
Unrealized foreign exchange gain	—	1,230

Total accumulated other comprehensive income	$418	$1,051

Comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$2,478	$1,623	$4,602	$2,753
Other comprehensive income/(loss):
Foreign currency translation gains/(losses)	508	(11)	(633)	(15)

Comprehensive income	$2,986	$1,612	$3,969	$2,738

Net Income Per Share.

In April 2011, all of the Company’s then outstanding convertible preferred stock automatically converted into common stock in connection with its IPO. For periods that ended prior to such conversion, basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. The holders of Series E convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.0196 per share, payable prior and in preference to any dividends on any other shares of the Company’s preferred and common stock. Holders of Series A, B, C and D convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.224, $1.304, $0.508, and $0.508 per share of Series A, B, C and D convertible preferred stock, respectively, payable prior and in preference to any dividends on any other shares of the Company’s common stock. In the event a dividend was paid on common stock, the convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis).

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

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$2,478	$1,623	$4,602	$2,753
Non-cumulative dividends on convertible preferred stock	(354)	(1,240)	(1,589)	(2,480)
Undistributed earnings allocated to convertible preferred stock	(406)	(298)	(1,372)	(213)

Net income attributed to common stockholders – basic	$1,718	$85	$1,641	$60

Diluted:
Net income attributed to common stockholders – basic	$1,718	$85	$1,641	$60
Undistributed earnings re-allocated to common stockholders	56	39	204	28

Net income attributed to common stockholders – diluted	$1,774	$124	$1,845	$88

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	36,452	8,575	23,104	8,506

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	36,452	8,575	23,104	8,506
Effect of potentially dilutive securities:
Repurchaseable share options	33	—	19	—
Employee share options	7,154	5,857	7,426	5,740

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	43,639	14,432	30,549	14,246

Net income per common share attributable to common stockholders:
Basic	$0.05	$0.01	$0.07	$0.01

Diluted	$0.04	$0.01	$0.06	$0.01

3.	NEW ACCOUNTING STANDARDS

Accounting Standards Adopted During 2011.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures over its business combination acquisition of Eservices that was completed in January 2011.

Recently Issued Accounting Standards.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. The Company will adopt this pronouncement in the first quarter of 2012, and it will have no effect on its financial position or results of operations but it will impact the way it presents comprehensive income.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in the first quarter of 2012, and does not expect its adoption to have a material effect on its financial position or results of operations.

4.	BUSINESS COMBINATIONS

Eservices Group Pty Ltd.

Pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, the Company acquired a noncontrolling interest in Eservices for $6.7 million (AUD $7.8 million) in cash accordingly, the Company accounted for such investment using the equity method. In addition, the Company had the option to purchase (“Call Option”) and could also be obligated to purchase (“Put Option”) an additional 16.67% and the remaining 33.33% of Eservices in July 2011 and December 2011, respectively.

In January 2011, the Company completed the acquisition (the “Acquisition”) of the remaining equity interests in Eservices, pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, as amended effective January 1, 2011 (the “Agreement”). With the Acquisition, the Company acquired a knowledgeable work force as well as the opportunity to expand the scope of its business internationally, increase its customer base through the acquisition of the customer list and grow its professional services and sales teams. The Agreement accelerated the purchase of the remaining 50% of the common shares of Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of the Company’s common stock valued at approximately $1.2 million. As a result of this accelerated Acquisition, the Call Option and Put Option were cancelled and as such, the Company included the $1.7 million net asset as part of its consideration given for the acquisition of Eservices. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. As of June 30, 2011 the full consideration had been paid.

The allocation of the aggregate purchase price is as follows (in thousands):

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

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The amount of Eservices’ revenue included in the Company’s condensed consolidated statement of income was $3.0 million and $5.3 million for the three and six months ended June 30, 2011. The amount of Eservices’ net loss included in the Company’s condensed consolidated statement of income was $0.1 million and $0.4 million for the three and six months ended June 30, 2011. The following pro forma condensed combined financial information gives effect to the acquisition of Eservices as of January 1, 2010. This condensed combined financial information is based upon the historical financial statements of the Company and Eservices for the respective three and six month period. The pro forma information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the Acquisition occurred as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations of the combined companies.

The pro forma condensed combined financial information for the three and six months ended June 30, 2011 and 2010 gives effect to the acquisition as if the acquisition had occurred at the beginning of the fiscal year ended December 31, 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$33,663	$24,536	$63,805	$46,339
Operating income	4,338	2,726	5,795	5,145
Income before income taxes	4,259	2,656	5,849	4,857
Net income	2,489	1,631	3,317	2,877

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were immaterial for the three and six months ended June 30, 2011 and 2010. In addition, the $2.2 million gain on acquisition and tax effect represent a non-recurring gain and have been excluded from the pro forma condensed combined financial information for the six months ended June 30, 2011 and 2010.

5.	SHORT-TERM INVESTMENTS

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	As of June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasuries	$2,010	$—	$—	$2,010

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s consolidated statements of income.

6.	PROPERTY AND EQUIPMENT—NET

Property and equipment as of June 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2011	2010
Computers and equipment	$24,757	$20,670
Software	8,309	4,558
Furniture and fixtures	1,509	598
Capitalized software	2,874	2,569
Leasehold improvements	724	713

Total property and equipment - cost	38,173	29,108

Less: accumulated depreciation	(23,024)	(18,286)

Total property and equipment - net	$15,149	$10,822

Depreciation expense was $1.8 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and $3.4 million and $2.5 million for the six months ended June 30, 2011 and 2010, respectively.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The Company acquired equipment that was financed with capital leases in the amount of $2.4 million and $0 during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, $3.4 million and $1.0 million, respectively, was included in the Company’s computers and equipment balance.

7.	GOODWILL

Goodwill consisted of the following (in thousands)

Balance - December 31, 2010	$1,301
Additions	12,866
Foreign currency translation	412

Balance - June 30, 2011	$14,579

The functional currency of the Company’s foreign subsidiary, where goodwill is recorded, is the local currency. Accordingly, the foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive income (loss).

8.	INTANGIBLE ASSETS

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. Intangible assets consist of customer lists, trade name, and software which are being amortized over a period of a half year to five years.

Intangible assets as of June 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	As of June 30, 2011	As of December 31, 2010
Customer lists	$5,732	$645
Trade name	234	149
Software	31	—

Total intangible assets - gross	5,997	794
Less: accumulated amortization	(1,464)	(265)

Total intangible assets - net	$4,533	$529

The estimated future amortization expense related to intangible assets as of June 30, 2011, is as follows (in thousands):

Amortization
2011	1,170
2012	2,289
2013	1,047
2014	27

Total amortization	$4,533

Amortization expense was $0.6 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments.

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates. Operating and capital lease obligations have not changed significantly from those at December 31, 2010, except for the following agreements acquired and entered into during the current fiscal year.

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

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In April 2011, the Company entered into a software license agreement with an enterprise software company for database and application server software and technical support. As of June 30, 2011, the current and long-term portions in the amounts of $0.8 million and $1.6 million, respectively, have been recorded on the consolidated balance sheets in current portion of capital lease obligations and capital lease obligations, respectively.

As of June 30, 2011, future minimum payments under all operating and capital leases are as follows (in thousands):

	Operating	Capital
2011-remaining	1,330	618
2012	2,208	940
2013	1,051	923
2014	351	229
2015	74	—

Total minimum lease payments	$5,014	2,710

Less: amount representing interest		(147)

Present value of minimum lease payments		2,563
Less: current portion of capital lease obligations		(999)

Capital lease obligations - noncurrent		$1,564

Legal Proceedings.

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

10.	STOCKHOLDERS’ EQUITY

Reincorporation and Reverse Stock Split.

In March 2011, the Company reincorporated from the state of California to the state of Delaware. In connection with the reincorporation, the Company executed a 1-for-4 reverse stock split of its common stock and convertible preferred stock (collectively, “Capital Stock”). On the effective date of the reverse stock split, (i) each 4 shares of outstanding Capital Stock were reduced to one share of Capital Stock; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable was proportionately reduced on a 4-to-1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a 1-to-4 basis; and (iv) each 4 shares of authorized Capital Stock were reduced to one share of Capital Stock. All of the share and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-4 reverse stock split.

Common Stock.

In April 2011, the Company issued 6,467,948 shares of its common stock in connection with its IPO, resulting in net proceeds to the Company of approximately $72.2 million.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In connection with the IPO, the Company filed its amended and restated certificate of incorporation. As of June 30, 2011, under the Company’s Certificate of Incorporation, as amended, the Company was authorized to issue 250 million shares of common stock with par value of $0.0001 per share.

Stock Option Plans.

The Company’s board of directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) in December 2010, its stockholders approved it in March 2011 and it became effective in April 2011. As a result, the Company stopped granting additional options under its 1999 Stock Plan (the “1999 Plan”). Any outstanding options granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan and stock option agreements, until they are exercised or until they terminate or expire pursuant to their terms.

The Company reserved 10,000,000 shares of its common stock for issuance under its 2011 Plan plus (i) 556,464 shares reserved but not issued or subject to outstanding awards under the 1999 Plan, (ii) shares that are subject to outstanding awards under the 1999 Plan which cease to be subject to such awards, and (iii) shares issued under the 1999 Plan which are forfeited or repurchased at their original issue price. The number of shares reserved for issuance under the Company’s 2011 Plan will increase automatically on the first day of January of each of 2012 through 2015 by a number of shares equal to the lesser of (i) 5% of the total outstanding shares of its common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors.

The 2011 Stock Plan provides for the granting of incentive stock options (ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights, restricted stock units, performance shares and stock bonus awards to employees, consultants, and outside directors of the Company. Incentive stock options (“ISOs”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSOs”) and direct awards or sales of shares may be granted to Company employees, consultants and outside directors.

Options under the 2011 Plan may be granted for periods of up to ten years, provided that: (i) the exercise price of an ISO and NSO will be not less than 100% of the fair market value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted are generally not immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter.

The 1999 Plan provided that the unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. At June 30, 2011, there were 127,831 shares subject to repurchase and therefore not included in stockholders’ equity. These shares have been reflected as exercised in the summary of option activity as of June 30, 2011. As of June 30, 2011 and December 31, 2010 there was a $0.6 million liability recorded for shares subject to repurchase.

A summary of the Company’s stock option activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2010	811	10,937	$1.55
Options authorized	10,000	—	—
Options granted	(408)	408	9.72
Options exercised	—	(1,737)	0.31
Options canceled	156	(156)	5.41
Common stock issuance	(15)	—	8.00

Balance - June 30, 2011	10,544	9,452	2.09	6.19	$147,832

Vested and exercisable - June 30, 2011		6,497	0.99	5.11	$108,763

Vested and expected to vest - June 30, 2011		9,210	1.95	6.10	$145,348

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2011 was $5.44 and $4.90 per share, respectively.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $2.9 million and $14.3 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0.2 million and $0.9 million, respectively.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$197	$104	$370	$212
Research and development	111	78	207	160
Sales and marketing	108	134	287	275
General and administrative	205	192	438	397

	$621	$508	$1,302	$1,044

There was approximately $5.8 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements granted under all equity compensation plans as of June 30, 2011, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

Determining Fair Value of Stock-based Compensation.

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield (1)	—%	—%	—%	—%
Risk-free rate (2)	2.19-2.50%	2.12%	2.19-2.61%	2.12%
Expected volatility (3)	50.00%	51.02%	50.00-50.34%	51.02%
Expected term - in years (4)	6.06	6.06	6.06	6.06

(1)	The Company has not issued dividends to date and does not anticipate issuing dividends.
(2)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term.
(3)	The Company estimated volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.
(4)	The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. The Company’s stock plan provides for a 10-year term to expiration.

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

Performance-based Awards.

The Company granted performance-based awards which vest upon achievement of a revenue milestone or a change in control of the Company. The revenue milestone was achieved on March 31, 2011, and upon achievement of the milestone, 25% of each award became vested and exercisable for each 12-month period of service beginning with the vesting commencement date. Stock-based compensation expense related to performance-based awards was $0.2 and $0.6 million for the three and six months ended June 30, 2011, respectively, and $0.3 and $0.7 million for the three and six months ended June 30, 2010, respectively.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Preferred Stock.

Prior to the closing of the IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. At June 30, 2011, the Company had no preferred shares outstanding.

11.	INCOME TAXES

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income before taxes and adjusts the provision for discrete tax items recorded in the period. During the three months ended June 30, 2011 and 2010, the Company recorded income tax expense of $1.7 million and $1.0 million, respectively, which resulted in an effective tax rate of 40.9% and 37.7%, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded income tax expense of $3.4 million and $1.9 million, respectively, which resulted in an effective tax rate of 42.0% and 40.3%, respectively. The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and six months ended June 30, 2011 and 2010 differed from the Company’s recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three and six months ended June 30, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Topic 740 — Income Taxes FASB ASC 740, Income Taxes—an interpretation of FASB Statement No. 109 prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $1.6 million as of June 30, 2011 and December 31, 2010. No significant interest or penalties have been recorded to date.

12.	FAIR VALUE MEASUREMENTS

The assets measured at fair value on a recurring basis and the input categories associated with those assets as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$73,857	$73,857	$—	$—
U.S. Treasuries	$2,010	$—	$2,010	$—

	As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,281	$9,281	$—	$—
Call options	$2,208	$—	$—	$2,208
Liabilities
Put options	$523	$—	$—	$523

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The roll-forward of the fair value of the Call Options and Put Options categorized with Level 3 inputs as of June 30, 2011 was as follows (in thousands):

	Call Options	Put Options
Beginning of period	$2,208	$523
Cancellation	(2,208)	(523)

Ending of period	$—	$—

The Company’s Call Options and Put Options were cancelled as a result of the Company’s acquisition of the remaining equity interest in Eservices in January 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are the leading provider of email and cross-channel marketing solutions that enable companies to engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social and the web. The Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

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

•

In 2008, we launched Interact Connect, which enables marketers to automate the transfer of data to and from our on-demand software and their customer data management systems and those of third parties.

•

In 2009, we achieved a key technology milestone by releasing our next-generation on-demand software, which integrated all of our core applications into one platform, the Responsys Interact Suite. Substantially all of our new customers added since this time are on this platform and we are migrating our other existing customers to this platform over time. This suite includes a new application, Interact Program, for visually designing, managing and automating complex marketing programs with multiple stages across multiple channels. In 2009, we also acquired Smith-Harmon, Inc. to increase the size and breadth of our professional services organization.

•

In April 2010, we added mobile and social functionality to Interact Campaign to coordinate the creation, scheduling, automation and tracking of short message service, or text message, marketing campaigns and promotions to consumers who engage with our customers’ brands as Facebook fans or Twitter followers.

•

In July 2010, we acquired a non-controlling, fifty-percent equity interest in Eservices Group Pty Ltd, or Eservices, a privately-held company headquartered in Melbourne, Australia, and in January 2011 we acquired the remaining equity interests in Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of our common stock valued at approximately $1.2 million. Following the acquisition, the company was renamed Responsys Pty Ltd. We began to consolidate our results with those of Eservices beginning in January 2011. We acquired Eservices to expand the scope of our business internationally, increase our customer base and grow our professional services and sales teams.

We derive revenue from subscriptions to our on-demand software and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 68.2% and 71.7% of our total revenue during the three months ended June 30, 2011 and 2010, respectively, and 68.9% and 74.1% of our total revenue during the six months ended June 30, 2011 and 2010, respectively. Subscription revenue is driven primarily by demand from existing customers, which includes their contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social and web channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees for our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue as a percentage of total revenue from outside the United States was 21.2% and 9.7% for the three months ended June 30, 2011 and 2010, respectively, and 19.5% and 11.2% for the six months ended June 30, 2011 and 2010, respectively.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees. Although the overall number of customers has not changed substantially, we have added larger enterprise customers with higher subscription commitments, higher messaging volumes and greater professional services demands. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have historically had higher subscription revenue in our fourth quarter than in other quarters during a given 12-month period, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars and as a percentage of total revenue as we continue to add headcount invest in our infrastructure and incur additional costs as a public company in order to support our growth.

Key Metrics

We regularly review a number of metrics to evaluate trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Basis of Presentation,” and we discuss other key metrics below.

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and through the six months ended June 30, 2011.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 315, including approximately 26 customers added from the acquisition of Eservices, and 254 customers as of June 30, 2011 and 2010, respectively.

Basis of Presentation

Revenue

Subscription Revenue.

We derive our subscription revenue from subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Our contracts provide our customers with access to our on-demand software that allows them to send up to a committed number of messages during each month or quarter over the contract term. If customers exceed the specified messaging volume, per-message fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-message fee. If customers send less than the specified number of messages, no rollover credit or refunds are given.

We recognize subscription revenue equal to the lesser of (1) the aggregate contractually committed subscription fee on a straight-line basis over the subscription term or (2) the amount we have the right to invoice, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which the messages are sent. We also derive revenue from setup fees to activate the service. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

Professional Services Revenue.

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

Cost of Subscription Revenue.

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

Cost of Professional Services Revenue.

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

Research and Development.

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

Sales and Marketing.

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, the cost of marketing programs, promotional events and webinars (net of amounts received from sponsors and participants) and amortization of our acquired customer lists and trade name intangible assets and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase and continue to be our largest cost.

General and Administrative.

General and administrative expenses consist primarily of personnel and related costs for administrative personnel and allocated overhead. In addition, general and administrative expenses include professional fees, bad debt expenses and other corporate expenses. We anticipate that we will incur additional costs for personnel, systems and professional services as we grow and operate as a public company, including higher legal, accounting and insurance expenses, and the additional costs to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act. Accordingly, we expect that in the future, general and administrative expenses will increase in absolute dollars.

Gain on Acquisition.

Gain on acquisition represents the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests.

Other Income (Expense).

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash and cash equivalents. Interest expense is associated with our outstanding capital leases. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than our functional currency.

Equity in Net Loss of Unconsolidated Affiliates.

Equity in net loss of unconsolidated affiliates represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark A/S.

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

Revenue Recognition.

We recognize revenue in accordance with ASC No. 605-25, Revenue Recognition. Our revenue is primarily derived from sales of subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customers do not have the contractual right to take possession of our on-demand software. Accordingly, we recognize subscription revenue equal to the lesser of (1) the aggregate contractually committed subscription fee on a straight-line basis over the subscription term or (2) the amount we have the right to invoice, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the contractually committed messaging volume, per-message fees are billed for the excess volume. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which the messages are sent. We also derive revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

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

At the inception of a customer contract, we make an assessment as to that customer’s ability to pay for the services provided. We base our assessment on a combination of factors, including a financial review or a credit check and our collection experience with the customer. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received from the customer. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of revenue or the amount of bad debt expense that we recognize.

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

We are not able to demonstrate vendor-specific objective evidence, or VSOE, because we do not have sufficient instances of standalone subscription sales of our on-demand software nor are we able to demonstrate sufficient pricing consistency with respect to such sales. In addition, we do not have third-party evidence, or TPE, of selling price with respect to subscription sales of our on-demand software because we were unable to identify another vendor that sells similar subscriptions due to the unique nature and functionality of our service offering. Therefore, we have determined the best estimate selling price, or BESP, of subscriptions to our on-demand software based on the following:

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

Income Taxes.

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income tax expense or benefit in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Goodwill.

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with FASB ASC No. 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in one reporting unit and have selected November 30 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our reporting unit. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our company to its net book value, including goodwill. If the net book value exceeds its fair value, then we perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our company to its net book value. In calculating the implied fair value of our goodwill, the fair value of our company is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of a company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. We did not record any charges related to goodwill impairment during the three or six months ended June 30, 2011.

Long-lived Assets, Purchased Intangible Assets and Equity Method Investments.

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

Accounting for Stock-based Awards.

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

As of June 30, 2011, we had approximately $5.8 million of unrecognized stock-based compensation expense related to non-vested stock option awards that we expect to be recognized over a weighted-average period of 2.6 years.

We calculated the fair value of options granted using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield (1)	— %	— %	— %	— %
Risk-free rate (2)	2.19 - 2.50%	2.12%	2.19 - 2.61%	2.12%
Expected volatility (3)	50.00%	51.02%	50.00-50.34%	51.02%
Expected term - in years (4)	6.06	6.06	6.06	6.06

(1)	We have not issued dividends to date and do not anticipate issuing dividends.
(2)	The risk-free interest rate is based on the implied yield then currently available on U.S. Treasury zero coupon issues with an equivalent remaining term.
(3)	We estimated volatility for option grants by evaluating the average historical volatility of companies we believe to be in our peer group for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.
(4)	The expected term of our options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the simplified method described in SAB No. 107 to compute expected term. Our stock plan provides for options that have a 10-year term.

New Accounting Pronouncements

Accounting Standards Adopted During 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29. ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures over our business combination acquisition of Eservices that was completed in January 2011.

Recently Issued Accounting Standards.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04, which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. We will adopt this pronouncement in the first quarter of 2012, and we do not expect its adoption to have a material effect on our financial position or results of operations.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue:
Subscription	$22,948	$15,479	$43,933	$30,332
Professional services	10,715	6,097	19,872	10,625

Total revenue	33,663	21,576	63,805	40,957

Cost of revenue: (1)
Subscription	6,532	4,884	13,046	9,205
Professional services	9,401	4,426	17,650	8,673

Total cost of revenue	15,933	9,310	30,696	17,878

Gross profit	17,730	12,266	33,109	23,079

Operating expenses:
Research and development (1)	3,054	2,628	6,447	4,790
Sales and marketing (1)	7,842	5,025	15,877	9,764
General and administrative (1)	2,511	1,936	5,056	3,623
Gain on acquisition	—	—	(2,220)	—

Total operating expenses	13,407	9,589	25,160	18,177

Operating income	4,323	2,677	7,949	4,902
Other income (expense), net	(79)	(70)	54	(288)

Income before provision for income taxes	4,244	2,607	8,003	4,614
Provision for income taxes	(1,734)	(984)	(3,363)	(1,861)
Equity in net loss of unconsolidated affiliates	(32)	—	(38)	—

Net income	$2,478	$1,623	$4,602	$2,753

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenue	$197	$104	$370	$212
Research and development	111	78	207	160
Sales and marketing	108	134	287	275
General and administrative	205	192	438	397

Total costs and expenses	$621	$508	$1,302	$1,044

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Subscription	68.2%	71.7%	68.9%	74.1%
Professional services	31.8	28.3	31.1	25.9

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscription	19.4	22.6	20.4	22.5
Professional services	27.9	20.5	27.7	21.2

Total cost of revenue	47.3	43.1	48.1	43.7

Gross profit	52.7	56.9	51.9	56.3

Operating expenses:
Research and development	9.1	12.2	10.1	11.7
Sales and marketing	23.3	23.3	24.9	23.8
General and administrative	7.5	9.0	7.9	8.8
Gain on business acquisition	—	—	(3.5)	—

Total operating expenses	39.9	44.5	39.4	44.3

Operating income	12.8	12.4	12.5	12.0
Other income (expense), net	(0.2)	(0.3)	0.1	(0.7)

Income before provision for income taxes	12.6	12.1	12.6	11.3
Provision for income taxes	(5.2)	(4.6)	(5.3)	(4.5)
Equity in net loss of unconsolidated affiliates	(0.1)	—	(0.1)	—

Net income	7.3%	7.5%	7.2%	6.8%

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription revenue	$22,948	$15,479	$7,469	48.3%	$43,933	$30,332	$13,601	44.8%
Percentage of total revenue	68.2%	71.7%			68.9%	74.1%

Professional services revenue	$10,715	$6,097	$4,618	75.7%	$19,872	$10,625	$9,247	87.0%
Percentage of total revenue	31.8%	28.3%			31.1%	25.9%

Subscription revenue.

Subscription revenue for the three months ended June 30, 2011 increased by $7.5 million over the three months ended June 30, 2010. The increase was primarily due to an increase in contractually committed messaging of $4.5 million from new customers, including revenue from customers acquired through our acquisition of Eservices, and a net increase of $2.0 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars from $3.5 million to $4.4 million, but decreased from 22.9% of subscription revenue to 19.0% of subscription revenue, for the three months ended June 30, 2010 and 2011, respectively.

Subscription revenue for the six months ended June 30, 2011 increased by $13.6 million over the six months ended June 30, 2010. The increase was primarily due to an increase in contractually committed messaging of $7.6 million from new customers, including revenue from customers acquired through our acquisition of Eservices, and a net increase of $3.8 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars from $6.9 million to $8.9 million, but decreased from 22.6% of subscription revenue to 20.3% of subscription revenue, for the six months ended June 30, 2010 and 2011, respectively.

Professional services revenue.

Professional services revenue for the three months ended June 30, 2011 increased by $4.6 million over the three months ended June 30, 2010. The increase was primarily due to a $3.7 million increase from new customers, including revenue from customers acquired through our acquisition of Eservices, and a $0.9 million net increase from existing customers increasing their use of our professional services.

Professional services revenue for the six months ended June 30, 2011 increased by $9.2 million over the six months ended June 30, 2010. The increase was primarily due to a $6.1 million increase from new customers, including revenue from customers acquired through our acquisition of Eservices, and a $3.0 million net increase from existing customers increasing their use of our professional services.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$6,532	$4,884	$1,648	33.7%	$13,046	$9,205	$3,841	41.7%
Percentage of subscription revenue	28.5%	31.6%			29.7%	30.3%
Gross margin	71.5%	68.4%			70.3%	69.7%

Cost of professional services revenue	$9,401	$4,426	$4,975	112.4%	$17,650	$8,673	$8,977	103.5%
Percentage of professional services revenue	87.7%	72.6%			88.8%	81.6%
Gross margin	12.3%	27.4%			11.2%	18.4%

Cost of subscription revenue.

Cost of subscription revenue for the three months ended June 30, 2011 increased by $1.6 million over the three months ended June 30, 2010. The increase was primarily due to a $0.5 million increase in personnel expenses due to the addition of employees, a $0.3 million increase in hardware and software expenses, a $0.3 million increase in depreciation and maintenance expenses associated with equipment for our data centers and a $0.2 million increase in data center expenses due to an expansion of our capacity in order to accommodate growth.

Cost of subscription revenue for the six months ended June 30, 2011 increased by $3.8 million over the six months ended June 30, 2010. The increase was primarily due to a $1.9 million increase in personnel expenses due to the addition of employees, a $0.7 million increase in depreciation and maintenance expenses associated with equipment for our data centers, a $0.5 million increase in hardware and software expenses and a $0.4 million increase in data center expenses due to an expansion of our capacity in order to accommodate growth.

Cost of professional services revenue.

Cost of professional services revenue for the three months ended June 30, 2011 increased by $5.0 million over the three months ended June 30, 2010. The increase was primarily due to a $4.1 million increase in personnel expenses due to the addition of employees, including employees acquired through our acquisition of Eservices, a $0.2 million increase in travel and entertainment expenses, a $0.2 million increase in consulting expenses to supplement our internal resources and meet an increased demand for our services and a $0.2 million increase in facilities expense as we added additional office space.

Cost of professional services revenue for the six months ended June 30, 2011 increased by $9.0 million over the six months ended June 30, 2010. The increase was primarily due to a $7.0 million increase in personnel expenses due to the addition of employees, including employees acquired through our acquisition of Eservices a $0.5 million increase in travel and entertainment expenses, a $0.4 million increase in consulting expenses to supplement our internal resources and meet an increased demand for our services, a $0.4 million increase in facilities expense as we added additional office space, a $0.3 million increase in information technology expenses to support our larger professional services team and a $0.2 million increase in stock-based compensation.

Operating Expenses.

Research and Development.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,054	$2,628	$426	16.2%	$6,447	$4,790	$1,657	34.6%
Percentage of total revenue	9.1%	12.2%			10.1%	11.7%

Research and development expenses for the three months ended June 30, 2011 increased by $0.4 million over the three months ended June 30, 2010. The increase was primarily due to a $0.7 million increase in personnel expenses due to the addition of employees and partially offset by a $0.2 million increase in capitalized research and development costs.

Research and development expenses for the six months ended June 30, 2011 increased by $1.7 million over the six months ended June 30, 2010. The increase was primarily due to a $1.6 million increase in personnel expenses due to the addition of employees.

Sales and Marketing.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$7,842	$5,025	$2,817	56.1%	$15,877	$9,764	$6,113	62.6%
Percentage of total revenue	23.3%	23.3%			24.9%	23.8%

Sales and marketing expenses for the three months ended June 30, 2011 increased by $2.8 million over the three months ended June 30, 2010. The increase was primarily due to a $1.8 million increase in personnel expenses due to the addition of employees, a $0.5 million increase in amortization expense related to intangible assets acquired through the acquisition of Eservices and a $0.4 million increase in travel and entertainment expenses.

Sales and marketing expenses for the six months ended June 30, 2011 increased by $6.1 million over the six months ended June 30, 2010. The increase was primarily due to a $3.3 million increase in personnel expenses due to the addition of employees, a $1.1 million increase in amortization expense related to intangible assets acquired through the acquisition of Eservices, a $0.8 million increase in advertising and promotion expense due to our user conference that was held in February 2011 and a $0.6 million increase in travel and entertainment expenses.

General and Administrative.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$2,511	$1,936	$575	29.7%	$5,056	$3,623	$1,433	39.6%
Percentage of total revenue	7.5%	9.0%			7.9%	8.8%

General and administrative expenses for the three months ended June 30, 2011 increased by $0.6 million over the three months ended June 30, 2010. The increase was primarily due to a $0.7 million increase in personnel expenses due to the addition of employees, a $0.2 million increase in consulting expenses, partially offset by a $0.4 million decrease in sales and use tax expense.

General and administrative expenses for the six months ended June 30, 2011 increased by $1.4 million over the six months ended June 30, 2010. The increase was primarily due to a $1.3 million increase in personnel expenses due to the addition of employees, a $0.4 million increase in legal and accounting expenses and a $0.4 million increase in consulting expenses, partially offset by a $0.6 million decrease in sales and use tax expense.

Gain on Acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Gain on acquisition	$—	$—	$—	n/a	$(2,220)	$—	$(2,220)	n/a

Gain on acquisition for the six months ended June 30, 2011 resulted from a $2.2 million gain for the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(79)	$(70)	$(9)	12.9%	$54	$(288)	$342	(118.8	) %

Other income (expense), net for the three and six months ended June 30, 2011 decreased over the three and six months ended June 30, 2010, respectively. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(1,734)	$(984)	$(750)	76.2%	$(3,363)	$(1,861)	$(1,502)	80.7%
Effective tax rate	40.9%	37.7%			42.0%	40.3%

Provision for income taxes for the three and six months ended June 30, 2011 increased by $0.8 million and $1.5 million over the three and six months ended June 30, 2010, respectively. The effective tax rate was 40.9% and 37.7% for the three months ended June 30, 2011 and 2010, respectively, and 42.0% and 40.3% for the six months ended June 30, 2011 and 2010, respectively. The expected income tax provision derived from applying the federal statutory rate to our income before income tax provision differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses.

Equity in Net Loss of Unconsolidated Affiliates.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net loss of unconsolidated affiliates	$(32)	$—	$(32)	n/a	$(38)	$—	$(38)	n/a

We recognized a loss in unconsolidated affiliates for the three and six months ended June 30, 2011 as a result of our non-controlling equity investment in Responsys Denmark A/S.

Liquidity and Capital Resources.

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$9,840	$8,906
Net cash used in investing activities	(12,534)	(4,463)
Net cash provided by (used in) financing activities	71,143	(522)
Effect of foreign exchange rate changes on cash and cash equivalents	61	(18)

Net increase in cash and cash equivalents	$68,510	$3,903

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. In April 2011, we issued 6,467,948 shares of our common stock in connection with our initial public offering, resulting in net proceeds of approximately $72.2 million. As of June 30, 2011, we had $82.4 million of cash and cash equivalents and $97.4 million of working capital.

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

For the six months ended June 30, 2011, net cash provided by operating activities was the result of $4.6 million of net income, increased by non-cash items such as depreciation and amortization of $4.6 million, stock-based compensation of $1.3 million and deferred tax assets of $2.6 million which was partially offset by $2.2 million resulting from a gain on acquisition related to our acquisition of Eservices. Changes in operating assets and liabilities used $1.0 million in cash. Sources of cash totaled $1.6 million and were related to an $0.8 million increase in accrued compensation primarily related to accrued bonuses, a $0.5 million increase in accounts payable related to timing of payments and $0.2 million increase in other accrued liabilities. Uses of cash totaled $2.6 million and were related to a $1.5 million decrease in deferred revenue, a $0.5 million increase in prepaid expenses and other assets and a $0.4 million increase in accounts receivable.

Net cash used in investing activities.

For the six months ended June 30, 2011, cash used in investing activities consisted of $7.0 million in payments, net of $0.9 million cash acquired, to complete the acquisition of Eservices, $3.7 million for purchases of property and equipment, $2.0 million purchase of U.S. Treasury securities, $0.4 million payment related to our initial investment in Eservices and $0.3 million of capitalized software costs. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software, as well as computer equipment for our increasing employee headcount.

Net cash provided by (used in) financing activities.

For the six months ended June 30, 2011, cash provided by financing activities consisted of net proceeds of $72.2 million received from the issuance of our common stock in connection with our initial public offering, $0.5 million in proceeds from the issuance of our common stock in connection with stock option exercises and $0.2 million in proceeds from the early exercise of stock options. Cash used in financing activities consisted of $1.5 million in payments for direct costs incurred in connection with the preparation of our registration statement and $0.2 million in payments in connection with our capital lease obligations.

Capital resources.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities and the timing and extent of spending to support product development efforts and expansion into new territories and the timing of introductions of new features and enhancements to our on-demand software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in, or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments.

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data center. Operating and capital lease obligations have not changed significantly from those at December 31, 2010, except for the following agreements acquired and entered into during the current fiscal year.

In January 2011, we acquired an operating lease as part of our acquisition of Eservices, and in February 2011 we entered into a lease agreement for new office space in Chicago, Illinois with lease payments of approximately $0.6 million and $0.5 million, respectively, over the term of the leases. The remaining term of the Eservices lease is approximately 2 years and the Chicago lease term is approximately 2 years.

In April 2011, we entered into a perpetual software license agreement with an enterprise software company for database and application server software and technical support. As of June 30, 2011, the amount due under this agreement was $2.4 million and is part of our capital lease obligation.

The following summarizes our contractual obligations as of June 30, 2011:

		Payment Due by Period
	Total	Remainder of 2011	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$5,014	$1,330	$3,610	$74	$—
Capital lease obligations	2,710	618	2,092	—	—

Total contractual obligations	$7,724	$1,948	$5,702	$74	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

Certain of our cash accounts, receivable and payable balances are denominated in a currency other than the functional currency of the entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of June 30, 2011 would result in a loss of approximately $0.6 million. As of June 30, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expenses are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash and money market accounts, we believe that we had no material risk of exposure to changes in interest rates at June  30, 2011.

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

The material weakness reported by our independent registered public accounting firm was that we did not have sufficient personnel within our accounting function that possessed an appropriate level of experience to effectively perform the following:

•	identify, select and apply GAAP sufficiently to provide reasonable assurance that transactions were being appropriately recorded; and

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

We are addressing the material weakness through process improvements and the hiring of additional finance personnel. In 2010, we added seven staff members to our finance organization, including a director of technical accounting and a revenue controller. We are also implementing additional procedures and training programs for all personnel involved in the preparation of our financial statements. We are continuing to add additional headcount in 2011. We hired a corporate controller in May 2011 and continue to hire additional accounting personnel to address the material weakness. We will not be able to fully address this material weakness until these steps have been completed.

We will not be able to assess whether the steps we are taking will fully remedy the material weakness in our internal controls over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness. The earliest this can occur is with the 2011 year-end reporting period.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements “Commitments and Contingencies” in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following risks actually occur, our business, financial condition and results of operation could be harmed. In that case, the trading price of our common stock could decline and our investors could lose all or part of their investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

We may not maintain profitability in the future.

Although we have been profitable for several years , our accumulated deficit was $18.2 million as of June 30, 2011 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which may reduce profitability and related gross margin compared to past periods. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors. Accordingly, we may not be able to maintain profitability, and we may incur losses in the future.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer interactive marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our on-demand software could substantially decline. For example, the parent company of one of our customers recently acquired a company with competing technology and as a result the customer has reduced its contractually committed messaging level upon its renewal in July 2011.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	demand for our on-demand software and related services and the size and timing of sales;

•	the volume of email messages sent above contracted levels for a particular quarter and the amount of any associated additional charges;

•	customer renewal rates, and the pricing and volume commitments at which agreements are renewed;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	market acceptance of our current and future products and services;

•	changes in spending on interactive marketing or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	our lengthy sales cycle;

•	lengthy or delayed implementation times for new customers or customers that upgrade to our current on-demand software;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	the amount of services sold and the amount of fixed fee services, which can affect gross margin;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or incurrence of unforeseen liabilities in connection with acquisitions;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

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

Our future growth could be constrained if mobile, social and the web do not become significant relationship marketing channels or if existing customers do not want to migrate to our newer on-demand software.

The growth of our business depends in part on the acceptance and growth of mobile, social and the web as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social and the web is just emerging. We released our mobile and social offerings on our newer on-demand software in April 2010 and competitive solutions will continue to emerge. Even if mobile, social and the web become widely adopted relationship marketing channels, we cannot assure you that our mobile and social offerings will gain traction with current or new customers. The majority of our current customers became customers before we released our newer on-demand software in late 2009 and would be required to migrate to our newer on-demand software in order to execute fully integrated campaigns across mobile, social and web channels. These customers may not desire to expend the time and resources that would be required to effect this migration.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the three and six months ended June 30, 2011. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 35% and 42% of our total revenue for the three months ended June 30, 2011 and 2010, respectively, and 36% and 39% of our total revenue for the six months ended June 30, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline. For example, the parent company of one of our customers recently acquired a company with competing technology and as a result the customer has reduced its contractually committed messaging level upon its renewal in July 2011.

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

If our security measures are breached, our on-demand software may be perceived as not being secure, customers may curtail or stop using our on-demand software, and we may incur significant liabilities.

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

In addition to our direct sales force, we use third parties such as marketing agencies to help promote our on-demand software. Although we do not currently derive a significant amount of revenue through third parties, we may in the future seek to expand sales of subscriptions to our on-demand software through these and other indirect sales channels.

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

We currently serve our customers from third-party data center hosting facilities located in Northern California and the United Kingdom. We also rely on bandwidth providers, ISPs and mobile networks to deliver messages to the customers of our customers. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our on-demand software, impair the functionality of our on-demand software or impede our ability to scale our operation. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. For example, we are presently winding down our use of our hosting facility in the United Kingdom. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Interruptions in the availability of, or impaired functionality of, our on-demand software may reduce our revenue, cause us to issue credits, make refunds or pay penalties, harm our reputation, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

As usage of our on-demand software grows and as customers use it for more complicated tasks, we will need to devote additional resources to improving our computer network, our application architecture and our infrastructure in order to maintain the performance of our on-demand software. In addition, we typically experience increased system usage during the fourth quarter, with customers increasing their marketing activity for the holiday shopping season. Any failure or delays in our computer systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our on-demand software to customers. This could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and our reputation. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand if our systems cannot handle current or higher volumes of usage.

Material defects or errors in our on-demand software could harm our reputation, result in significant costs to us and impair our ability to sell our on-demand software.

The software applications underlying our on-demand software are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our on-demand software, whether in connection with the day-to-day operation, upgrades or otherwise, could damage our customers’ businesses and cause harm to our reputation. If we have any errors, defects, disruptions in service or other performance problems with our on-demand software, customers could elect not to renew, or delay or withhold payment to us, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in the length of collection cycles for accounts receivable or costly litigation.

The costs incurred in correcting any material defects or errors in our on-demand software may be substantial and could adversely affect our operating results. After the release of our on-demand software, defects or errors may also be identified from time to time by our internal team and by our customers. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect not to renew, or delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our on-demand software or increase our operating expenses to the extent financial penalties are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are, in some cases, significantly more punitive and difficult to comply with than the CAN-SPAM Act. Utah and Michigan, for example, have enacted do-not-email registries to protect minors from receiving unsolicited commercial email that markets certain covered content, such as adult or other products the minor cannot legally obtain. It is not settled whether all or a portion of such state laws may be pre-empted by the CAN-SPAM Act. In addition, certain foreign jurisdictions, such as Australia, Canada and the European Union, have enacted laws that regulate sending email, and some of these laws are more restrictive than U.S. laws. For example, some foreign laws prohibit sending unsolicited email unless the recipient has provided the sender advance consent to receipt of such email, or in other words has “opted-in” to receiving it. A requirement that recipients opt into, or the ability of recipients to opt out of, receiving commercial emails may minimize the effectiveness of our on-demand software. In addition, the CAN-SPAM Act and regulations implemented by the Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. Non-compliance with these laws and regulations carries significant financial penalties. If we were to be found in violation of federal law, applicable state laws not pre-empted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email or text messages, whether as a result of violations by our customers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

In addition, foreign, state or foreign governments may in the future enact legislation or laws restricting the ability to conduct interactive marketing activities in mobile, social and web channels. Any such restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs or otherwise harm our business.

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

From time to time, some of our internet protocol addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our on-demand software and services and communicate with our customers and, because we fulfil email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process, disclose and use data necessary to conduct effective marketing campaigns and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our solution. For example, Directive 2009/136/EC of the European Parliament and of the Council concerning the processing of personal data and the protection of privacy in the electronic communications sector requires that users be provided with information and offered the right to refuse when a third party wishes to store information on a user’s equipment, such as by placing a cookie on the user’s computer, or to access information already stored. In other words, Directive 2009/136/EC appears to require consumers to “opt-in” in order for cookies to be used as part of marketing efforts. Directive 2009/136/EC required EU member states to adopt and publish by May 25, 2011 laws, regulations and administrative provisions necessary to comply with the Directive. While some EU member states have done so, others have not, and there remains considerable uncertainty regarding what types of procedures and mechanisms are legally sufficient to comply with the Directive. Because it is not yet clear how this directive will be implemented by the member states, it is possible that our customers may need to evolve their business practices if they wish to continue to utilize interactive marketing with their customers. These changes may have the effect of reducing demand for our services in the European Union.

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

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.8 million as of June 30, 2011 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 639 as of June 30, 2011. In January 2011, we completed the acquisition of Eservices in Australia, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific region. We also have a fifty-percent owned unconsolidated affiliate with operations in Denmark. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

We took steps during 2010 and 2011 intended to begin the remediation of this material weakness, which relates in large part to inadequate staffing. In 2010, we added seven staff members to our finance organization, including a director of technical accounting and a revenue controller to fill key roles, and implemented additional procedures and training programs for all personnel involved in the preparation of our financial statements. We are continuing to add additional headcount in 2011. We hired a corporate controller in May 2011 and continue to hire additional accounting personnel to address the material weakness. We will not be able to fully address this material weakness until these steps have been completed. If we fail to further increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands of a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud.

Furthermore, as a publicly traded company, SEC rules require that we file periodic reports containing our financial statements, like this one, within a specified time following the completion of quarterly and annual periods. If we are not able to comply with the SEC reporting requirements in a timely manner, or if we or our independent registered public accounting firm continue to note or identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions, including delisting or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed several acquisitions ranging from smaller professional services companies to our largest acquisition, Eservices, in January 2011. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. For instance, we may not fully realize the anticipated benefits of our acquisition of Eservices, which will depend in part on combining service offerings, migrating customers to our on-demand software and entering into new markets. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. Additionally, in connection with any acquisitions we are able to complete, we may not achieve the synergies or other benefits we expected to achieve and we may incur write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

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

Although we had cash and cash equivalents of $82.4 million as of June 30, 2011, in the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

U.S. and global political, credit and financial market conditions may negatively impact or impair the value of and our access to our current portfolio of cash, cash equivalents and investments, including U.S. Treasury securities and U.S.-backed investment vehicles.

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. Treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Further, we maintain our cash and cash equivalents with a number of financial institutions around the world. In the event that any of these institutions experiences financial difficulty, we could find it more difficult to quickly access these funds, which could reduce our ability to financially support our business and operations.

Concerns regarding downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world, which in turn could have a material adverse effect on our business, financial condition and liquidity.

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

Our common stock price may be volatile or may decline regardless of our operating performance.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale. We have 47,009,211 shares of our common stock outstanding as of June 30, 2011. Approximately 39,396,609 shares of our common stock outstanding and 9,451,056 shares of common stock issuable upon exercise of options outstanding as of June 30, 2011 are currently restricted as a result of market stand-off agreements. These shares will become sellable on October 18, 2011, subject to extension in some circumstances. Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 82% of our outstanding common stock as of June 30, 2011. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of us;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

•	our board of directors is classified into three classes of directors with staggered three-year terms;

•	only our chairperson of the board, our chief executive officer, our president or a majority of our board of directors is authorized to call a special meeting of stockholders;

•	our stockholders are only able to take action at a meeting of stockholders and not by written consent;

•	vacancies on our board of directors will be filled only by our board of directors and not by stockholders;

•	directors may be removed from office only for cause;

•	our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, without stockholder approval; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

From April 1, 2011 to June 30, 2011, we granted options to purchase 118,750 shares of our common stock with a weighted average exercise price of $10.86 per share under our 1999 Stock Plan and 2011 Equity Incentive Plan. From April 1, 2011 to June 30, 2011, we issued and sold an aggregate of 281,022 shares of our common stock to certain of our employees and former employees at a weighted average exercise price of $0.98 per share for an aggregate of $0.3 million pursuant to exercises of options granted under our 1999 Stock Plan. No underwriters were involved in the foregoing sales of securities. These issuances and sales were undertaken in reliance upon the exemption from registration requirements of Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended, or Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-1713777) relating to our IPO was declared effective by the SEC on April 8, 2011, and on April 20, 2011 the offering commenced. Morgan Stanley & Co. Incorporated and Credit Suisse Securities (USA) LLC acted as joint book-running managers for the offering, and Pacific Crest Securities LLC, William Blair & Company, L.L.C. and JMP Securities LLC acted as co-managers of the offering.

The securities registered were 6,619,654 shares of common stock, of which 5,500,000 shares were sold by us and 1,119,654 shares were sold by selling stockholders, plus 992,948 additional shares to cover the underwriters’ over-allotment option, of which 967,948 were sold by us and 25,000 shares were sold by selling stockholders. On April 21, 2011, the underwriters completed the exercise of the over-allotment option in full and the offering was completed on April 27, 2011. The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ over-allotment option, was $91.4 million.

Expenses incurred in connection with the issuance and distributions of the securities registered were as follows:

•	Underwriting commissions and discount — $5.4 million

•	Other expenses — $2.2 million

•	Total expenses — $7.6 million

None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others. The gross proceeds to the Company based on the 6,467,948 shares offered by us were $77.6 million; our net offering proceeds to us after deducting underwriters’ discounts and the total expenses described above were approximately $70.0 million. As of June 30, 2011, all offering expenses have been paid.

We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (RESERVED)

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Files Herewith

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Label Linkbase Document

101.5	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011	By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Christian A. Paul
Christian A. Paul
Chief Financial Officer
(Principal Financial Officer)