Form 10-Q
period 2011-09-30
RESPONSYS INC
filed 2011-11-14
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐		Accelerated Filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were approximately 47,443,190 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of September 30,	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$75,396	$13,884
Short-term investments	13,722	—
Accounts receivable, net of allowances of $94 and $174 as of September 30, 2011 and December 31, 2010, respectively	17,796	18,101
Deferred taxes	7,301	7,288
Prepaid expenses and other current assets	3,393	5,347

Total current assets	117,608	44,620
Property and equipment – net	14,690	10,822
Goodwill	13,568	1,301
Intangible assets – net	3,714	529
Deferred taxes – noncurrent	1,178	5,190
Investment in unconsolidated affiliates	68	8,057
Other assets	258	1,381

Total assets	$151,084	$71,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,089	$1,162
Accrued compensation	3,978	3,516
Other accrued liabilities	2,714	3,866
Current portion of capital lease obligations	969	387
Current portion of deferred revenue	6,329	8,642

Total current liabilities	16,079	17,573
Capital lease obligations – noncurrent	1,345	—
Deferred revenue – noncurrent	382	382
Other long-term liabilities	828	770

Total liabilities	18,634	18,725

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.0001 par value, 5,000 and 38,729 shares authorized as of September 30, 2011 and December 31, 2010, repectively, 0 and 30,159 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	—	62,028
Common stock, $.0001 par value; 250,000 and 62,500 shares authorized as of September 30, 2011 and December 31, 2010, respectively; 47,076 and 8,448 shares outstanding at September 30, 2011 and December 31, 2010, respectively	5	1
Additional paid-in capital	150,245	12,860
Accumulated deficit	(16,756)	(22,765)
Accumulated other comprehensive income (loss)	(1,044)	1,051

Total stockholders’ equity	132,450	53,175

Total liabilities and stockholders’ equity	$151,084	$71,900

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Subscription	$23,834	$16,606	$67,767	$46,938
Professional services	10,056	5,836	29,928	16,461

Total revenue	33,890	22,442	97,695	63,399

Cost of revenue:
Subscription	7,239	5,348	20,285	14,553
Professional services	9,196	5,291	26,846	13,964

Total cost of revenue	16,435	10,639	47,131	28,517

Gross profit	17,455	11,803	50,564	34,882

Operating expenses:
Research and development	3,540	2,695	9,987	7,485
Sales and marketing	7,786	5,355	23,663	15,119
General and administrative	3,226	2,810	8,282	6,433
Gain on acquisition	—	—	(2,220)	—

Total operating expenses	14,552	10,860	39,712	29,037

Operating income	2,903	943	10,852	5,845

Other income (expense):
Interest income	19	3	33	3
Interest expense	(31)	(13)	(75)	(27)
Other expense, net	(240)	(210)	(156)	(484)

Total other income (expense)	(252)	(220)	(198)	(508)

Income before income taxes	2,651	723	10,654	5,337
Provision for income taxes	(1,192)	(200)	(4,555)	(2,061)
Equity in net loss of unconsolidated affiliates	(52)	(171)	(90)	(171)

Net income	$1,407	$352	$6,009	$3,105

Net income attributable to common stockholders:
Basic	$1,407	$—	$3,133	$—

Diluted	$1,407	$—	$3,302	$—

Net income per share attributable to common stockholders:
Basic	$0.03	$0.00	$0.10	$0.00

Diluted	$0.03	$0.00	$0.09	$0.00

Shares used in computation of net income per share attributable to common stockholders:
Basic	47,054	8,531	31,175	8,502

Diluted	53,641	15,348	37,880	15,258

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,009	$3,105
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(80)	190
Depreciation and amortization	7,021	4,182
Stock-based compensation	2,421	1,571
Gain on acquisition	(2,220)	—
Other	2	22
Deferred tax assets	3,538	1,632
Excess tax benefits from stock-based compensation	(51)	—
Equity in net loss of unconsolidated affiliates	90	171
Changes in operating assets and liabilities - net of business acquired:
Accounts receivable	2,341	(1,734)
Prepaid expenses and other current assets	(108)	(1,127)
Other assets	(18)	(29)
Accounts payable	378	1,113
Accrued compensation	(74)	(813)
Other accrued liabilities	350	1,909
Deferred revenue	(2,649)	3,072
Other long-term liabilities	(58)	5

Net cash provided by operating activities	16,892	13,269

Cash flows from investing activities:
Purchases of property and equipment	(5,583)	(6,821)
Addition of capitalized software development costs	(439)	(338)
Business acquisition, net of cash received	(6,101)	(325)
Purchase of short-term investments	(13,722)	—
Investment in unconsolidated affiliates	(381)	(7,013)

Net cash used in investing activities	(26,226)	(14,497)

Cash flows from financing activities:
Proceeds from issuance of common shares	588	110
Proceeds from initial public offering, net	72,182	—
Proceeds from early exercise of stock options	157	560
Repurchase of common stock	—	(513)
Payments of offering costs	(1,674)	—
Principal payments on capital lease obligations	(471)	(289)
Excess tax benefits from stock-based compensation	51	—

Net cash provided by (used in) financing activities	70,833	(132)

Effect of foreign exchange rate changes on cash and cash equivalents	13	228

Net increase in cash and cash equivalents	61,512	(1,132)
Cash and cash equivalents at beginning of period	13,884	15,750

Cash and cash equivalents at end of period	$75,396	$14,618

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$1,189	$—

Fair value of put option	$—	$1,564

Fair value of call option	$—	$1,728

Unpaid consideration for investment in unconsolidated affiliates	$—	$364

Purchase of property and equipment under capital lease	$2,398	$—

Purchase of property and equipment on account	$426	$390

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57	$27

Cash paid during the period for taxes	$755	$486

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California on February 3, 1998 and reincorporated from the state of California to the state of Delaware in March 2011. The Company’s solution is comprised of its on-demand software and professional services. The Company’s core offering, the Responsys Interact Suite, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social and the web. The Company has offices in North America, Australia, Germany, India and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

In April 2011, the Company completed an initial public offering (“IPO”) of its common stock in which it issued and sold 6,467,948 shares of common stock, at a price of $12.00 per share. The Company raised a total $72.2 million in net proceeds after deducting underwriting discounts and commissions of $5.4 million. Offering costs totaled $2.4 million and as of September 30, 2011, all offering costs had been paid. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 30,158,928 shares of common stock.

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, the Company includes its proportionate share of the operating results of its non-controlling equity investment.

The Company purchased the remaining equity interests in Eservices Group Pty Ltd (“Eservices”), an Australian company, in January 2011, and as such, the accounts of Eservices were consolidated with the accounts of the Company as of and for the nine months ended September 30, 2011. The functional currency of Eservices is the local currency.

Use of Estimates.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling price of subscriptions and professional services, the fair values of equity awards issued, the fair value of its call and put options related to the Company’s initial 50% equity investment in Eservices, the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Segment Reporting.

The Company is organized and operates in one reportable industry segment.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Subscription
United States	$19,413	$14,668	$55,704	$41,194
International	4,421	1,938	12,063	5,744
Professional services
United States	7,243	5,279	22,294	15,133
International	2,813	557	7,634	1,328

Total revenue	$33,890	$22,442	$97,695	$63,399

Property and equipment by geographic region were as follows (in thousands):

	As of September 30, 2011	As of December 31, 2010

United States	$13,899	$10,414
International	791	408

Total property and equipment - net	$14,690	$10,822

Comprehensive Income.

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010

Accumulated translation adjustments	$(1,042)	$(179)
Unrealized investment loss	(2)	—
Unrealized foreign exchange gain	—	1,230

Total accumulated other comprehensive income (loss)	$(1,044)	$1,051

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,407	$352	$6,009	$3,105
Other comprehensive loss:
Foreign currency translation loss	(1,460)	(5)	(2,093)	(20)
Unrealized short-term investment loss	(2)	—	(2)	—

Comprehensive income (loss)	$(55)	$347	$3,914	$3,085

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

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$1,407	$352	$6,009	$3,105
Non-cumulative dividends on convertible preferred stock	—	(352)	(1,589)	(3,105)
Undistributed earnings allocated to convertible preferred stock	—	—	(1,287)	—

Net income attributed to common stockholders – basic	$1,407	$—	$3,133	$—

Diluted:
Net income attributed to common stockholders – basic	$1,407	$—	$3,133	$—
Undistributed earnings re-allocated to common stockholders	—	—	169	—

Net income attributed to common stockholders – diluted	$1,407	$—	$3,302	$—

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	47,054	8,531	31,175	8,502

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	47,054	8,531	31,175	8,502
Effect of potentially dilutive securities:
Repurchaseable share options	26	1	18	1
Employee share options	6,561	6,816	6,687	6,755

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	53,641	15,348	37,880	15,258

Net income per share attributable to common stockholders:
Basic	$0.03	$0.00	$0.10	$0.00

Diluted	$0.03	$0.00	$0.09	$0.00

In addition to the equity instruments included in the table above, the table below presents potential shares of common stock that were excluded from the computation as they were anti-dilutive using the treasury stock method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Employee share options	2,693	237	3,031	589
Repurchaseable share options	13	125	14	125
Restricted stock units	248	—	248	—

Total	2,954	362	3,293	714

3.	NEW ACCOUNTING STANDARDS

Accounting Standards Adopted During 2011.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures related to its business combination acquisition of Eservices that was completed in January 2011.

Recently Issued Accounting Standards.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), to simplify how entities test goodwill for impairment. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. The Company will adopt this pronouncement in the fourth quarter of 2011, and will use its guidance to perform its annual impairment test.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. The Company will adopt this pronouncement in the first quarter of 2012, which will have no effect on its financial position or results of operations but will impact the way it presents comprehensive income.

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

Eservices Group Pty Ltd.

Pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, the Company acquired a non-controlling interest in Eservices, an email and cross-channel marketing services provider in Australia, for $6.7 million (AUD $7.8 million) in cash and, accordingly, accounted for such investment using the equity method. In addition, the Company had the option to purchase (“Call Option”) and could also be obligated to purchase (“Put Option”) an additional 16.67% and the remaining 33.33% of Eservices in July 2011 and December 2011, respectively.

In January 2011, the Company completed the acquisition (the “Acquisition”) of the remaining equity interests in Eservices, pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, as amended effective January 1, 2011 (the “Agreement”). With the Acquisition, the Company acquired a knowledgeable work force as well as the opportunity to expand the scope of its business internationally, increase its customer base through the acquisition of the customer list and grow its professional services and sales teams. The Agreement accelerated the purchase of the remaining 50% of the common shares of Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of the Company’s common stock valued at approximately $1.2 million. As a result of this accelerated Acquisition, the Call Option and Put Option were cancelled and, as such, the Company included the $1.7 million net asset as part of its consideration given for the acquisition of Eservices. Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce. Goodwill is not deductible for tax purposes. As of March 31, 2011 the full consideration had been paid.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The allocation of the aggregate purchase price is as follows (in thousands):

Cash and cash equivalents	$901
Trade receivables	2,054
Property and equipment	481
Other tangible assets	144
Deferred tax liabilities	(1,337)
Deferred revenue	(129)
Other liabilities assumed	(1,253)

Net tangible assets	861

Intangible assets
Customer list (two and a half years estimated life)	4,929
Trade name (one and a half years estimated life)	82
Software (half year estimated life)	30
Goodwill	12,866

Total intangible assets	17,907

Consideration given	$18,768

The Company recorded a $2.2 million gain on acquisition for the fair market value adjustments of its initial investment upon the acquisition of the remaining equity interests in Eservices.

The amount of Eservices’ revenue included in the Company’s condensed consolidated statement of income was $3.0 million and $8.3 million for the three and nine months ended September 30, 2011. The amount of Eservices’ net loss included in the Company’s condensed consolidated statement of income was $0.1 million and $0.6 million for the three and nine months ended September 30, 2011. The following pro forma condensed combined financial information gives effect to the acquisition of Eservices as of January 1, 2010. This condensed combined financial information is based upon the historical financial statements of the Company and Eservices for the respective three and nine month period. The pro forma information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the Acquisition occurred as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations of the combined companies.

The pro forma condensed combined financial information for the three and nine months ended September 30, 2011 and 2010 gives effect to the acquisition as if the acquisition had occurred at the beginning of the fiscal year ended December 31, 2010 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$33,890	$24,476	$97,695	$70,815
Operating income	2,917	1,094	8,712	7,728
Income before income taxes	2,665	1,170	8,514	7,516
Net income	1,417	589	4,734	4,360

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were $0 for the three and nine months ended September 30, 2011 and $0.4 million for the three and nine months ended September 30, 2010. These costs have been included in the pro forma condensed combined financial information for the nine months ended September 30, 2010. In addition, the $2.2 million gain on acquisition and tax effect represent a non-recurring gain and have been excluded from the pro forma condensed combined financial information for the nine months ended September 30, 2011 and included in the pro forma condensed combined financial information for the nine months ended September 30, 2010.

5.	SHORT-TERM INVESTMENTS

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	As of September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasuries and Agencies	$13,724	$—	$(2)	$13,722

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity and in total comprehensive income. Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s consolidated statements of income.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

6.	PROPERTY AND EQUIPMENT—NET

Property and equipment as of September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010

Computers and equipment	$25,639	$20,670
Software	8,459	4,558
Furniture and fixtures	1,505	598
Capitalized software	3,008	2,569
Leasehold improvements	725	713

Total property and equipment – cost	39,336	29,108
Less: accumulated depreciation	(24,646)	(18,286)

Total property and equipment – net	$14,690	$10,822

Depreciation expense was $1.9 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and $5.3 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company acquired equipment that was financed with capital leases in the amount of $2.4 million and $0 during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, $2.3 million and $0.3 million, respectively, was included in the Company’s computers and equipment balance.

7.	GOODWILL

Goodwill consisted of the following (in thousands)

Balance – December 31, 2010	$1,301
Additions	12,866
Foreign currency translation	(599)

Balance – September 30, 2011	$13,568

The functional currency of the Company’s foreign subsidiary, where the majority of goodwill is recorded, is the local currency. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive income (loss).

8.	INTANGIBLE ASSETS

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. Intangible assets consist of customer lists, trade name, and software which are being amortized over a period of six months to five years.

Intangible assets as of September 30, 2011 and December 31, 2010, consisted of the following (in thousands):

	As of September 30, 2011	As of December 31, 2010

Customer lists	$5,389	$645
Trade name	227	149
Software	28	—

Total intangible assets – gross	5,644	794
Less: accumulated amortization	(1,930)	(265)

Total intangible assets – net	$3,714	$529

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The functional currency of the Company’s foreign subsidiary, where the majority of intangible assets are recorded, is the local currency. Accordingly, the intangible assets denominated in foreign currency are translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in other comprehensive income (loss).

The estimated future amortization expense related to intangible assets as of September 30, 2011, is as follows (in thousands):

Amortization
2011 – remaining	549
2012	2,147
2013	984
2014	34

Total amortization	$3,714

Amortization expense was $0.6 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $1.8 million and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments.

The Company leases office space, and certain fixed assets under non-cancelable operating and capital leases with various expiration dates.

In April 2011, the Company entered into a software license agreement with an enterprise software company for database and application server software and technical support. As of September 30, 2011, the current and long-term portions in the amounts of $1.0 million and $1.3 million, respectively, have been recorded on the consolidated balance sheets in current portion of capital lease obligations and capital lease obligations – noncurrent, respectively.

As of September 30, 2011, future minimum payments under all operating and capital leases are as follows (in thousands):

	Operating	Capital
2011-remaining	654	331
2012	2,208	934
2013	1,051	923
2014	351	229
2015	74	—

Total minimum lease payments	$4,338	2,417

Less: amount representing interest		(103)

Present value of minimum lease payments		2,314
Less: current portion of capital lease obligations		(969)

Capital lease obligations - noncurrent		$1,345

Legal Proceedings.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources. As of September 31, 2011, the Company was not party to any legal proceedings.

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

In connection with the IPO, the Company filed its amended and restated certificate of incorporation. As of September 30, 2011, under the Company’s Certificate of Incorporation, as amended, the Company was authorized to issue 250 million shares of common stock with par value of $0.0001 per share.

Equity Plans.

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

The Company reserved 10,000,000 shares of its common stock for issuance under its 2011 Plan plus (i) 556,464 shares reserved but not issued or subject to outstanding awards under the 1999 Plan, (ii) shares that are subject to outstanding awards under the 1999 Plan which cease to be subject to such awards, and (iii) shares issued under the 1999 Plan which are forfeited or repurchased at their original issue price. The number of shares reserved for issuance under the Company’s 2011 Plan will increase automatically on the first day of January of each year from 2012 through 2015 by a number of shares equal to the lesser of (i) 5% of the total outstanding shares of its common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors.

The 2011 Stock Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance shares and stock bonus awards to employees, consultants, and outside directors of the Company. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs and direct awards or sales of shares may be granted to Company employees, consultants and outside directors.

As of September 30, 2011, awards issued under the 2011 Plan include both stock options and restricted stock units. Options under the 2011 Plan may be granted for periods of up to ten years, provided that: (i) the exercise price of an ISO and NSO will be not less than 100% of the fair market value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted are generally not immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter. Restricted stock units vest 25% on each anniversary of the grant date.

The 1999 Plan provided that the unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. At September 30, 2011, there were 106,989 shares subject to repurchase and therefore not considered outstanding. These shares have been reflected as exercised in the summary of option activity as of September 30, 2011. As of September 30, 2011 and December 31, 2010 there was a $0.5 million and $0.6 million, respectively, liability recorded for shares subject to repurchase.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

A summary of the Company’s activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2010	811	10,937	$1.55
Options authorized	10,000	—	—
Options granted	(3,038)	3,038	14.49
Options exercised	—	(1,783)	0.35
Options canceled	224	(224)	5.02
Common stock issuance	(15)	—	—
Restricted stock unit activity	(248)	—	—

Balance – September 30, 2011	7,734	11,968	4.97	6.73	$69,596

Vested and exercisable – September 30, 2011		6,746	1.09	4.89	$65,343

Vested and expected to vest – September 30, 2011		11,320	4.46	6.56	$71,563

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2011 was $7.48 and $7.13 per share, respectively. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 was $2.24. The Company did not grant options during the three months ended September 30, 2010.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $0.7 million and $15.0 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $0.1 million and $1.0 million, respectively.

The Company recorded $1.0 million and $0.5 million of compensation costs related to stock options for the three months ended September 30, 2011 and 2010, respectively, and $2.3 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was approximately $24.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.42 years.

Restricted stock unit activity is as follows (in thousands):

	Number of Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value
Balance – December 31, 2010	—	$—
Granted	249	15.23
Forfeited	(1)	15.23

Balance – September 30, 2011	248	15.23	$2,670

Vested and expected to vest – September 30, 2011	208	15.23	$2,237

The Company recorded $0.1 million of compensation costs related to restricted stock units for the three and nine months ended September 30, 2011. As of September 30, 2011, there was approximately $3.7 million of total unrecognized compensation, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.87 years.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$294	$106	$664	$318
Research and development	195	79	402	239
Sales and marketing	257	140	544	415
General and administrative	373	202	811	599

	$1,119	$527	$2,421	$1,571

Determining Fair Value of Stock-based Compensation.

The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model. Assumptions used in the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield (1)	—%	—%	—%	—%
Risk-free rate (2)	1.32%	2.12%	1.32-2.61%	2.12%
Expected volatility (3)	51.00%	51.02%	50.00-51.00%	51.02%
Expected term – in years (4)	6.06	6.06	6.06	6.06

(1)	The Company has not issued dividends to date and does not anticipate issuing dividends.
(2)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term.
(3)	The Company estimated volatility for option grants by evaluating the average historical volatility of its peer group for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.
(4)	The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. The Company’s stock plan provides for a 10-year term to expiration.

The Company determines the fair value of RSUs to be the fair market value of the shares of common stock underlying the RSUs at the date of grant.

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

Performance-based Awards.

The Company granted performance-based awards which vest upon achievement of a revenue milestone or a change in control of the Company. The revenue milestone was achieved on March 31, 2011, and upon achievement of the milestone, 25% of each award became vested and exercisable for each 12-month period of service beginning with the vesting commencement date. Stock-based compensation expense related to performance-based awards was $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2010, respectively.

Preferred Stock.

Prior to the closing of the IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. At September 30, 2011, the Company had no preferred shares outstanding.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

11.	INCOME TAXES

The Company computes its provision for income taxes by applying the estimated annual effective tax rate to income before taxes and adjusts the provision for discrete tax items recorded in the period. During the three months ended September 30, 2011 and 2010, the Company recorded income tax expense of $1.2 million and $0.2 million, respectively, which resulted in an effective tax rate of 45.0% and 27.7%, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded income tax expense of $4.6 million and $2.1 million, respectively, which resulted in an effective tax rate of 42.8% and 38.6%, respectively. The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and nine months ended September 30, 2011 and 2010 differed from the Company’s recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three and nine months ended September 30, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Topic 740—Income Taxes FASB ASC 740, Income Taxes—an interpretation of FASB Statement No. 109 prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $1.6 million as of September 30, 2011 and December 31, 2010. No significant interest or penalties have been recorded to date.

12.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The assets measured at fair value on a recurring basis and the input categories associated with those assets as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents
Money market funds	$9,281	$9,281	$—	$—
Prepaid expenses and other current assets
Call options	$2,208	$—	$—	$2,208
Other accrued liabilities
Put options	$523	$—	$—	$523

	As of September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents
Money market funds	$62,121	$62,121	$—	$—
Short-term investments
U.S. Treasuries and Agencies	$13,722	$—	$13,722	$—

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Short-term investments are classified within Level 2 of the fair value hierarchy because they are valued based on other observable inputs, including broker or dealer quotations.

RESPONSYS, INC.

Notes to Condensed Consolidated Financial Statements – (Continued)

(Unaudited)

The roll-forward of the fair value of the Call Options and Put Options categorized with Level 3 inputs as of September 30, 2011 was as follows (in thousands):

	Call Options	Put Options
Beginning of period	$2,208	$523
Cancellation	(2,208)	(523)

Ending of period	$—	$—

The Company’s Call Options and Put Options were cancelled as a result of the Company’s acquisition of the remaining equity interest in Eservices in January 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2010 included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended with the SEC on April 21, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•

In October 2011, we introduced Responsys Interact for Display, which allows marketers to add display advertising to their cross-channel marketing programs. This offering enables marketers to leverage CRM and behavioral data to target the serving of relevant display ads to consumers at opportune times in the customer lifecycle.

We derive revenue from subscriptions to our on-demand software and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 70.3% and 74.0% of our total revenue during the three months ended September 30, 2011 and 2010, respectively, and 69.4% and 74.0% of our total revenue during the nine months ended September 30, 2011 and 2010, respectively. Subscription revenue is driven primarily by demand from existing customers, which includes their contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social and web channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees for our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue as a percentage of total revenue from outside the United States was 21.3% and 11.1% for the three months ended September 30, 2011 and 2010, respectively, and 20.2% and 11.2% for the nine months ended September 30, 2011 and 2010, respectively.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees and our acquisitions of Eservices. Although the overall number of customers has not changed substantially, we have added larger enterprise customers with higher subscription commitments, higher messaging volumes and greater professional services demands. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have historically had higher subscription revenue in our fourth quarter than in other quarters during a given 12-month period, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars and as a percentage of total revenue as we continue to add headcount invest in our infrastructure and incur additional costs as a public company in order to support our growth.

Key Metrics

We regularly review a number of metrics to evaluate trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Basis of Presentation,” and we discuss other key metrics below.

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and through the nine months ended September 30, 2011.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 338, including approximately 26 customers added upon the acquisition of Eservices, and 266 customers as of September 30, 2011 and 2010, respectively.

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

We recognize subscription revenue equal to the lesser of (1) the cumulative amount of the aggregate contractually committed subscription fee on a straight-line basis over the subscription term less amounts previously recognized or (2) the cumulative amount we have the right to invoice our customer less amounts previously recognized, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which the messages are sent. We also derive revenue from setup fees to activate the service. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

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

Operating Expenses

Research and Development.

Research and development expenses primarily consist of personnel and related costs for our product development and product management employees and allocated overhead. Our research and development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand software and to improving scalability and performance. We expect that in the future, research and development expenses will increase in absolute dollars as we extend our on-demand software offerings and develop new technologies and capabilities.

Sales and Marketing.

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, the cost of marketing programs, promotional events and webinars (net of amounts received from sponsors and participants) and amortization of our acquired customer lists and trade name intangible assets and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase in absolute dollars and continue to be our largest cost.

General and Administrative.

General and administrative expenses consist primarily of personnel and related costs for administrative employees and allocated overhead. In addition, general and administrative expenses include professional fees, bad debt expenses and other corporate expenses. We anticipate that we will incur additional costs for personnel, systems and professional services as we grow and operate as a public company, including higher legal, accounting and insurance expenses, and the additional costs to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act. Accordingly, we expect that in the future, general and administrative expenses will increase in absolute dollars.

Gain on Acquisition.

Gain on acquisition represents the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests.

Other Income (Expense).

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is associated with our outstanding capital leases. Foreign exchange gains (losses) relate to transactions denominated in currencies other than our functional currency.

Equity in Net Loss of Unconsolidated Affiliates.

Equity in net loss of unconsolidated affiliates represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark A/S.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

Revenue Recognition.

We recognize revenue in accordance with ASC No. 605-25, Revenue Recognition. Our revenue is primarily derived from sales of subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customers do not have the contractual right to take possession of our on-demand software. Accordingly, we recognize subscription revenue equal to the lesser of (1) the cumulative amount of the aggregate contractually committed subscription fee on a straight-line basis over the subscription term less amounts previously recognized or (2) the cumulative amount we have the right to invoice our customer less amounts previously recognized, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the contractually committed messaging volume, per-message fees are billed for the excess volume. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which the messages are sent. We also derive revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

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

At the inception of a customer contract, we make an assessment as to that customer’s ability to pay for the services provided. We base our assessment on a combination of factors, including a financial review or a credit check and our collection experience with the customer. If we subsequently determine that collection from the customer is not reasonably assured, we cease recognizing revenue until cash is received from the customer. Changes in our estimates and judgments about whether collection is reasonably assured would change the timing of the revenue we recognize and/or the amount of bad debt expense that we record.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of professional services fees or the unearned portion of fees from subscriptions to our on-demand software.

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

We are not able to demonstrate vendor-specific objective evidence, or VSOE, because we do not have sufficient instances of standalone subscription sales of our on-demand software nor are we able to demonstrate sufficient pricing consistency with respect to such sales. In addition, we do not have third-party evidence, or TPE, of selling price with respect to subscription sales of our on-demand software because we were unable to identify another vendor that sells similar subscriptions due to the unique nature and functionality of our service offering. Therefore, we have determined the best estimate selling price, or BESP, of subscriptions to our on-demand software based on the following:

•

The list price, which represents a component of our current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment.

•	An analysis of the historical pricing with respect to both our bundled and standalone arrangements to subscriptions to our on-demand software.

We have established VSOE of selling price of professional services based on an analysis of separate sales of such professional services.

Income Taxes.

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income tax expense or benefit in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Goodwill.

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with FASB ASC No. 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in one reporting unit and have selected November 30 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our reporting unit. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. We have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount or to bypass the qualitative assessment and perform an impairment test that involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our company to its net book value. In calculating the implied fair value of our goodwill, the fair value of our company is allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of a company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. We did not record any charges related to goodwill impairment during the three or nine months ended September 30, 2011.

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

Accounting for Stock-based Awards.

We record stock-based compensation expense in accordance with FASB ASC No. 718-20, Compensation—Stock Compensation, or ASC 718, which require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally, equal to the vesting period. As of September 30, 2011, we had approximately $24.2 million and $3.7 million of unrecognized stock-based compensation expense related to non-vested stock option awards and restricted stock units, respectively, that we expect to be recognized over a weighted-average period of 4.42 years and 3.87 years, respectively.

Generally, stock options granted to employees vest 25% one year from the vesting commencement date and 1/48th each month thereafter, and have a contractual term of 10 years. Restricted stock units vest 25% on each anniversary of the grant date.

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

We calculated the fair value of options granted using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield (1)	—%	—%	—%	—%
Risk-free rate (2)	1.32%	2.12%	1.32-2.61%	2.12%
Expected volatility (3)	51.00%	51.02%	50.00-51.00%	51.02%
Expected term – in years (4)	6.06	6.06	6.06	6.06

(1)	We have not issued dividends to date and do not anticipate issuing dividends.
(2)	The risk-free interest rate is based on the implied yield then currently available on U.S. Treasury zero coupon issues with an equivalent remaining term.
(3)	We estimated volatility for option grants by evaluating the average historical volatility of companies we believe to be in our peer group for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life.
(4)	The expected term of our options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the simplified method described in SAB No. 107 to compute expected term. Our stock plan provides for options that have a 10-year term.

We determine the fair value of restricted stock units to be the fair market value of the shares of common stock underlying the restricted stock units at the date of grant.

New Accounting Pronouncements

Accounting Standards Adopted During 2011.

In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations, or ASU 2010-29. ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures related to our business combination acquisition of Eservices that was completed in January 2011.

Recently Issued Accounting Standards.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, or ASU 2011-08, to simplify how entities test goodwill for impairment. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. We will adopt this pronouncement in the fourth quarter of 2011, and will use its guidance to perform our annual impairment test. In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, or ASU 2011-05, which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The pronouncement does not change the current option for presenting components of other comprehensive income, gross, or net of the effect of income taxes, provided that such tax effects are presented in the statement in which other comprehensive income is presented or disclosed in the notes to the financial statements. Additionally, the pronouncement does not affect the calculation or reporting of earnings per share. The pronouncement also does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for reporting periods beginning after December 15, 2011. Early application is permitted. We will adopt this pronouncement in the first quarter of 2012, which will have no effect on our financial position or results of operations but will impact the way we present comprehensive income.

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

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Revenue:
Subscription	$23,834	$16,606	$67,767	$46,938
Professional services	10,056	5,836	29,928	16,461

Total revenue	33,890	22,442	97,695	63,399

Cost of revenue: (1)
Subscription	7,239	5,348	20,285	14,553
Professional services	9,196	5,291	26,846	13,964

Total cost of revenue	16,435	10,639	47,131	28,517

Gross profit	17,455	11,803	50,564	34,882

Operating expenses:
Research and development (1)	3,540	2,695	9,987	7,485
Sales and marketing (1)	7,786	5,355	23,663	15,119
General and administrative (1)	3,226	2,810	8,282	6,433
Gain on acquisition	—	—	(2,220)	—

Total operating expenses	14,552	10,860	39,712	29,037

Operating income	2,903	943	10,852	5,845
Other income (expense), net	(252)	(220)	(198)	(508)

Income before provision for income taxes	2,651	723	10,654	5,337
Provision for income taxes	(1,192)	(200)	(4,555)	(2,061)
Equity in net loss of unconsolidated affiliates	(52)	(171)	(90)	(171)

Net income	$1,407	$352	$6,009	$3,105

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenue	$294	$106	$664	$318
Research and development	195	79	402	239
Sales and marketing	257	140	544	415
General and administrative	373	202	811	599

Total costs and expenses	$1,119	$527	$2,421	$1,571

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Subscription	70.3%	74.0%	69.4%	74.0%
Professional services	29.7	26.0	30.6	26.0

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscription	21.4	23.8	20.8	23.0
Professional services	27.1	23.6	27.5	22.0

Total cost of revenue	48.5	47.4	48.3	45.0

Gross profit	51.5	52.6	51.7	55.0

Operating expenses:
Research and development	10.4	12.0	10.2	11.8
Sales and marketing	23.0	23.9	24.2	23.8
General and administrative	9.5	12.5	8.5	10.1
Gain on business acquisition	—	—	(2.3)	—

Total operating expenses	42.9	48.4	40.6	45.7

Operating income	8.6	4.2	11.1	9.3
Other income (expense), net	(0.7)	(1.0)	(0.2)	(0.8)

Income before provision for income taxes	7.9	3.2	10.9	8.5
Provision for income taxes	(3.5)	(0.9)	(4.7)	(3.3)
Equity in net loss of unconsolidated affiliates	(0.2)	(0.8)	(0.1)	(0.3)

Net income	4.2%	1.5%	6.1%	4.9%

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription revenue	$23,834	$16,606	$7,228	43.5%	$67,767	$46,938	$20,829	44.4%
Percentage of total revenue	70.3%	74.0%			69.4%	74.0%
Professional services revenue	$10,056	$5,836	$4,220	72.3%	$29,928	$16,461	$13,467	81.8%
Percentage of total revenue	29.7%	26.0%			30.6%	26.0%

Subscription Revenue.

Subscription revenue for the three months ended September 30, 2011 increased by $7.2 million over the three months ended September 30, 2010. The increase was primarily due to an increase in contractually committed messaging of $3.8 million from new customers, including revenue from customers acquired through our acquisition of Eservices, and a net increase of $2.6 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars from $3.5 million to $4.2 million, but decreased from 20.8% of subscription revenue to 17.7% of subscription revenue, for the three months ended September 30, 2010 and 2011, respectively.

Subscription revenue for the nine months ended September 30, 2011 increased by $20.8 million over the nine months ended September 30, 2010. The increase was primarily due to an increase in contractually committed messaging of $8.1 million from new customers, including revenue from customers acquired through our acquisition of Eservices, and a net increase of $9.8 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars from $10.3 million to $13.1 million, but decreased from 22.0% of subscription revenue to 19.4% of subscription revenue, for the nine months ended September 30, 2010 and 2011, respectively.

Professional Services Revenue.

Professional services revenue for the three months ended September 30, 2011 increased by $4.2 million over the three months ended September 30, 2010. The increase was primarily due to a $2.8 million increase from new customers, including revenue from customers acquired through our acquisition of Eservices, and a $1.3 million net increase from existing customers increasing their use of our professional services.

Professional services revenue for the nine months ended September 30, 2011 increased by $13.5 million over the nine months ended September 30, 2010. The increase was primarily due to a $7.0 million increase from new customers, including revenue from customers acquired through our acquisition of Eservices, and a $6.1 million net increase from existing customers increasing their use of our professional services.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$7,239	$5,348	$1,891	35.4%	$20,285	$14,553	$5,732	39.4%
Percentage of subscription revenue	30.4%	32.2%			29.9%	31.0%
Gross margin	69.6%	67.8%			70.1%	69.0%

Cost of professional services revenue	$9,196	$5,291	$3,905	73.8%	$26,846	$13,964	$12,882	92.3%
Percentage of professional services revenue	91.4%	90.7%			89.7%	84.8%
Gross margin	8.6%	9.3%			10.3%	15.2%

Cost of Subscription Revenue.

Cost of subscription revenue for the three months ended September 30, 2011 increased by $1.9 million over the three months ended September 30, 2010. The increase was primarily due to a $0.8 million increase in personnel expenses due to the addition of employees, an increase of $0.4 million in support expenses, a $0.3 million increase in data center expenses due to an expansion of our capacity in order to accommodate growth and a $0.2 million increase in depreciation expenses associated with equipment for our data centers.

Cost of subscription revenue for the nine months ended September 30, 2011 increased by $5.7 million over the nine months ended September 30, 2010. The increase was primarily due to a $2.6 million increase in personnel expenses due to the addition of employees, a $0.9 million increase in depreciation expenses associated with equipment for our data centers, a $0.7 million increase in hardware and software expenses, a $0.7 million increase in support expenses and a $0.7 million increase in data center expenses due to an expansion of our capacity in order to accommodate growth.

Cost of Professional Services Revenue.

Cost of professional services revenue for the three months ended September 30, 2011 increased by $3.9 million over the three months ended September 30, 2010. The increase was primarily due to a $3.5 million increase in personnel expenses due to the addition of employees, including employees acquired through our acquisition of Eservices and a $0.2 million increase in facilities expense as we added additional office space.

Cost of professional services revenue for the nine months ended September 30, 2011 increased by $12.9 million over the nine months ended September 30, 2010. The increase was primarily due to a $10.5 million increase in personnel expenses due to the addition of employees, including employees acquired through our acquisition of Eservices, a $0.6 million increase in consulting expenses to supplement our internal resources and meet an increased demand for our services, a $0.6 million increase in facilities expense as we added additional office space, a $0.5 million increase in travel and entertainment expenses, a $0.4 million increase in information technology expenses to support our larger professional services team and a $0.3 million increase in stock-based compensation.

Operating Expenses.

Research and Development.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,540	$2,695	$845	31.4%	$9,987	$7,485	$2,502	33.4%
Percentage of total revenue	10.4%	12.0%			10.2%	11.8%

Research and development expenses for the three months ended September 30, 2011 increased by $0.8 million over the three months ended September 30, 2010. The increase was primarily due to a $1.0 million increase in personnel expenses due to the addition of employees and partially offset by a $0.2 million decrease in consulting expenses.

Research and development expenses for the nine months ended September 30, 2011 increased by $2.5 million over the nine months ended September 30, 2010. The increase was primarily due to a $2.6 million increase in personnel expenses due to the addition of employees.

Sales and Marketing.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$7,786	$5,355	$2,431	45.4%	$23,663	$15,119	$8,544	56.5%
Percentage of total revenue	23.0%	23.9%			24.2%	23.8%

Sales and marketing expenses for the three months ended September 30, 2011 increased by $2.4 million over the three months ended September 30, 2010. The increase was primarily due to a $1.0 million increase in personnel expenses due to the addition of employees, a $0.5 million increase in amortization expense related to intangible assets acquired through the acquisition of Eservices, a $0.4 million increase in travel and entertainment expenses and a $0.3 million increase in advertising and promotion expense.

Sales and marketing expenses for the nine months ended September 30, 2011 increased by $8.5 million over the nine months ended September 30, 2010. The increase was primarily due to a $4.3 million increase in personnel expenses due to the addition of employees, a $1.6 million increase in amortization expense related to intangible assets acquired through the acquisition of Eservices, a $1.1 million increase in advertising and promotion expense primarily due to our user conference that was held in February 2011 and a $0.9 million increase in travel and entertainment expenses.

General and Administrative.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$3,226	$2,810	$416	14.8%	$8,282	$6,433	$1,849	28.7%
Percentage of total revenue	9.5%	12.5%			8.5%	10.1%

General and administrative expenses for the three months ended September 30, 2011 increased by $0.4 million over the three months ended September 30, 2010. The increase was primarily due to a $0.4 million increase in personnel expenses due to the addition of employees and a $0.2 million increase in stock-based compensation, partially offset by a $0.3 million decrease in legal and accounting expenses as we were preparing for our initial public offering during 2010.

General and administrative expenses for the nine months ended September 30, 2011 increased by $1.8 million over the nine months ended September 30, 2010. The increase was primarily due to a $1.6 million increase in personnel expenses due to the addition of employees, a $0.5 million increase in consulting expenses and a $0.2 million in stock-based compensation, partially offset by a $0.7 million decrease in sales and use tax expense and a $0.3 million decrease in bad debt expense as we increased our collection efforts.

Gain on Acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Gain on acquisition	$—	$—	$—	n/a	$(2,220)	$—	$(2,220)	n/a

Gain on acquisition for the nine months ended September 30, 2011 resulted from a $2.2 million gain for the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(252)	$(220)	$(32)	14.5%	$(198)	$(508)	$310	(61.0)%

Other income (expense), net for the three months ended September 30, 2011 increased over the three months ended September 30, 2010 and decreased over the nine months ended September 30, 2010, respectively. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(1,192)	$(200)	$(992)	496.0%	$(4,555)	$(2,061)	$(2,494)	121.0%
Effective tax rate	45.0%	27.7%			42.8%	38.6%

Provision for income taxes for the three and nine months ended September 30, 2011 increased by $1.0 million and $2.5 million over the three and nine months ended September 30, 2010, respectively. The effective tax rate was 45.2% and 27.7% for the three months ended September 30, 2011 and 2010, respectively, and 42.8% and 38.6% for the nine months ended September 30, 2011 and 2010, respectively. The expected income tax provision derived from applying the federal statutory rate to our income before income tax provision differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses.

Equity in Net Loss of Unconsolidated Affiliates.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net loss of unconsolidated affiliates	$(52)	$(171)	$119	(69.6)%	$(90)	$(171)	$81	(47.4)%

Equity in net loss of unconsolidated affiliates for the three and nine months ended September 30, 2011 decreased by $0.1 million over the three and nine months ended September 30, 2010. We recognized a loss in unconsolidated affiliates for the three and nine months ended September 30, 2011 as a result of our non-controlling equity investment in Responsys Denmark A/S and for the three and nine months ended September 30, 2010 as a result of our non-controlling equity investment in Eservices and Responsys Denmark A/S.

Liquidity and Capital Resources.

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$16,892	$13,269
Net cash used in investing activities	(26,226)	(14,497)
Net cash provided by (used in) financing activities	70,833	(132)
Effect of foreign exchange rate changes on cash and cash equivalents	13	228

Net increase (decrease) in cash and cash equivalents	$61,512	$(1,132)

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. In April 2011, we issued 6,467,948 shares of our common stock in connection with our initial public offering, resulting in net proceeds of approximately $72.2 million. As of September 30, 2011, we had $75.4 million of cash and cash equivalents and $101.5 million of working capital.

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

For the nine months ended September 30, 2011, net cash provided by operating activities was primarily the result of $6.0 million of net income, increased by non-cash items such as depreciation and amortization of $7.0 million, stock-based compensation of $2.4 million and deferred tax assets of $3.6 million which was partially offset by $2.2 million resulting from a gain on acquisition related to our acquisition of Eservices. Changes in operating assets and liabilities provided $0.2 million in cash. Sources of cash totaled $3.1 million and were primarily related to a $2.3 million decrease in accounts receivable due to increased collection efforts and a $0.4 million increase in accounts payable related to timing of payments. Uses of cash totaled $2.9 million and were primarily related to a $2.6 million decrease in deferred revenue.

Net Cash Used in Investing Activities.

For the nine months ended September 30, 2011, cash used in investing activities consisted of $13.7 million for purchases of U.S. Treasuries and Agencies, $7.0 million in payments, net of $0.9 million cash acquired, to complete the acquisition of Eservices, $5.6 million for purchases of property and equipment, $0.4 million payment related to our initial investment in Eservices and $0.4 million of capitalized software costs. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software, as well as computer equipment for our increasing employee headcount.

Net Cash Provided by (Used in) Financing Activities.

For the nine months ended September 30, 2011, cash provided by financing activities consisted of net proceeds of $72.2 million received from the issuance of our common stock in connection with our initial public offering, $0.6 million in proceeds from the issuance of our common stock in connection with stock option exercises and $0.2 million in proceeds from the early exercise of stock options. Cash used in financing activities consisted of $1.7 million in payments for direct costs incurred in connection with the preparation of our registration statement and $0.5 million in payments in connection with our capital lease obligations.

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

In April 2011, we entered into a perpetual software license agreement with an enterprise software company for database and application server software and technical support. As of September 30, 2011, the amount due under this agreement was $2.3 million and is part of our capital lease obligation.

The following summarizes our contractual obligations as of September 30, 2011:

		Payment Due by Period
	Total	Remainder of 2011	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$4,338	$654	$3,610	$74	$—
Capital lease obligations	2,417	331	2,086	—	—

Total contractual obligations	$6,755	$985	$5,696	$74	$—

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

Our expenses are incurred primarily in the United States, Australia and the United Kingdom, with a small portion of expenses incurred in other countries where our international sales and operations offices are located. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of September 30, 2011 would result in a loss of approximately $0.7 million. As of September 30, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expenses are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our investments, which are primarily cash, money market accounts and U.S. treasuries and agencies, we believe that we had no material risk of exposure to changes in interest rates at September 30, 2011.

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

Although we have been profitable for several years, our accumulated deficit was $16.8 million as of September 30, 2011 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which may reduce profitability and related gross margin compared to past periods. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors. Accordingly, we may not be able to maintain profitability, and we may incur losses in the future.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer interactive marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our on-demand software could substantially decline. For example, the parent company of one of our customers recently acquired a company with competing technology and as a result the customer has reduced its contractually committed messaging level upon its renewal.

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

Our quarterly results reflect seasonality in revenue from our on-demand software and professional services, which can make it difficult to achieve sequential revenue growth or could result in sequential revenue declines.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the three and nine months ended September 30, 2011. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 32% and 35% of our total revenue for the three months ended September 30, 2011 and 2010, respectively, and 34% and 37% of our total revenue for the nine months ended September 30, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline. For example, the parent company of one of our customers recently acquired a company with competing technology and as a result the customer has reduced its contractually committed messaging level upon its renewal.

Prolonged economic uncertainties or downturns could materially harm our business.

General worldwide economic conditions have experienced a significant downturn. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our on-demand software and professional services, which would delay and lengthen sales cycles, or stop purchasing altogether. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may cease recognizing revenue from certain customers and/or increase our allowance for doubtful accounts, and our financial results would be harmed.

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

We use third parties to help grow our business. If we are unable to maintain successful relationships with them, our business could be harmed.

In addition to our direct sales force, we use third parties such as marketing agencies to help promote our on-demand software. Although we do not currently derive a significant amount of revenue through third parties, we may in the future seek to expand sales of subscriptions to our on-demand software through these and other indirect sales channels.

We expect that these third parties will not have an exclusive relationship with us. These third parties may offer customers the solutions of several different companies, including solutions that compete with ours. Thus, we will not be certain that they will prioritize or provide adequate resources for selling our solution. In addition, establishing and retaining qualified third parties and training them in our on-demand software and services require significant time and resources. If we are unable to maintain successful relationships with any of these third parties, our business could be harmed.

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

We currently serve our customers from third-party data center hosting facilities located in Northern California. We also rely on bandwidth providers, ISPs and mobile networks to deliver messages to the customers of our customers. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. In addition, the failure of our data centers to meet our capacity requirements could result in interruptions in the availability of our on-demand software, impair the functionality of our on-demand software or impede our ability to scale our operation. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Interruptions in the availability of, or impaired functionality of, our on-demand software may reduce our revenue, cause us to issue credits, make refunds or pay penalties, harm our reputation, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

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

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales taxes to our subscription services in various jurisdictions is unclear. We have recorded sales tax liabilities of $0.5 million as of September 30, 2011 in respect of sales and use tax liabilities in various states and local jurisdictions. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 676 as of September 30, 2011. In January 2011, we completed the acquisition of Eservices in Australia, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific region. We also have a fifty-percent owned unconsolidated affiliate with operations in Denmark. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisition of Eservices, located in Australia, commenced operations via a joint venture in Denmark, and commenced software development operations via a subsidiary in India. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Although we had cash and cash equivalents of $75.4 million as of September 30, 2011, in the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

All of our total outstanding shares recently became available for sale on the public market, and the increased supply of stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

All of our outstanding shares are freely tradable without restrictions or further registration under the federal securities laws, unless held by our “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, which are subject to the volume, manner of sale and other limitations under Rule 144.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 86% of our outstanding common stock as of September 30, 2011. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

The net offering proceeds to us after deducting underwriters’ discounts and the total expenses were approximately $70.0 million.

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

Date: November 14, 2011	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)