Form 10-K
period 2011-12-31
RESPONSYS INC
filed 2012-03-30
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35125

RESPONSYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0476820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Cherry Avenue, 5th Floor

San Bruno, California 94066

(Address of principal executive offices, including zip code)

(650) 745-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $393.9 million.

As of February 29, 2012, there were 47,900,948 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

RESPONSYS INC.

FORM 10-K

For the Year Ended December 31, 2011

Part I.

This Annual Report on Form 10-K contains “forward-looking statements” as defined under securities laws. Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “projects,” “continues,” “estimates,” “potential,” “opportunity” and similar expressions. These forward-looking statements may be found in Item 1, Business; Item 1A, Risk Factors; Item 3, Legal Proceedings; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations; and other sections of this Annual Report on Form 10-K. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in Item 1A, Risk Factors, as well as those discussed elsewhere in this Annual Report on Form 10-K. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Annual Report on Form 10-K to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

Responsys is a leading provider of email and cross-channel marketing solutions that enable companies to engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social and the web. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers. Our on-demand software, the Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns.

The Responsys Interact Suite is an open and flexible software-as-a-service, or SaaS, platform. Our Interact Suite is comprised of several integrated applications that enable the design, management and automation of tasks and processes for executing email and cross-channel marketing campaigns. Our on-demand software can also be used with third-party applications and data from real-time sources, allowing our customers to deliver targeted content to their customers and known prospects as part of their interactive marketing campaigns. We sell our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies, and intend to expand our presence in the mid-market companies, that seek to implement more advanced marketing programs across interactive channels. As of December 31, 2011, we had 346 customers of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology.

For the years ended December 31, 2011, 2010 and 2009, our revenue was $134.9 million, $94.1 million and $66.6 million, representing year-over-year growth of 43% and 41% in 2011 and 2010, respectively. In addition, we generated net income of $8.0 million, $8.6 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our Solution.

Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

Our on-demand software enables marketing organizations to automate, coordinate and efficiently execute interactive marketing activities, enabling timely and relevant communications with their customers throughout the customer lifecycle. Our focus on relationship marketing helps to enhance the revenue generation potential of our customers’ marketing investments. Our on-demand software can be used with a variety of third-party applications and data sources and to help marketing organizations utilize a wide range of customer data in their marketing campaigns. Marketers can use this customer data to be more timely and relevant in their messaging, which can lead to a higher response rate and a greater return on their marketing investments.

To help maximize results, we also provide a range of professional services to assist, augment and provide strategic guidance to our customers’ marketing organizations. Together, our on-demand software and professional services provide the technology and expertise to enable successful relationship marketing.

The key benefits of our solution include:

•	Broad application suite.

The Responsys Interact Suite provides marketers with a set of integrated applications for campaign management, automation of marketing programs, workflow management, tools for reporting and analysis, and data integration across the key interactive channels—email, mobile, social and the web.

•	Leading email and cross-channel campaign execution.

Interact Campaign, the core application in our Interact Suite, is designed to help marketers effectively execute campaigns across email and other interactive channels to consumers who have given them permission to send marketing communications through those channels. Our applications allow marketers to design and deliver personalized content across each channel, and track and analyze the results. Forrester named Responsys as a leader in email marketing in The Forrester Wave™: Email Marketing Vendors, Q1 2012.

•	Advanced campaign and program automation.

To manage the increased volume of communications and growing set of interactive channels, Interact Program gives marketers the ability to design, orchestrate and automate complex campaigns with multiple stages and across multiple channels with minimal IT resources. We believe our Interact Program application is a key differentiator for us.

•	Data model flexibility.

Unlike most alternative solutions that often require that a company’s data be transformed into a predefined format, our open relational data model allows our customers to easily use data from their internal systems and those of third-party providers for improved targeting and automation of marketing campaigns.

•	Commitment to the marketing success of our customers.

We complement our on-demand software with a range of professional services to help drive marketing success for our customers. Furthermore, to align our success with that of our customers, our account managers work closely with our customers to help them achieve their marketing goals.

•	On-demand software model.

We deliver our applications and functionality on-demand over the internet, with no hardware or software installation required by our customers. In using an on-demand platform, we are able to provide a reliable, cost-effective solution to our customers, and relieve them of the costs and burdens of an on-premise deployment that have often prevented marketers from executing complex, cross-channel marketing campaigns.

Our Products.

The Responsys Interact Suite is provided as a SaaS platform that helps companies engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social and the web. Unlike software that requires a company’s data to be transformed into a predefined format, our on-demand software is built on an open data model that allows our customers to use their existing data from their original sources and in their native formats to create more relevant and timely marketing programs.

Our Interact Suite is comprised of several integrated applications that enable the design, management and automation of tasks and processes for executing marketing campaigns across interactive channels such as email, mobile, social and the web. Customers have the option to purchase access to the entire Responsys Interact Suite or to specific applications within the suite. All of our components are delivered on-demand over the internet, with no hardware or software installation required by our customers. Our on-demand software can also be used with third-party applications and data from a variety of sources, allowing our customers to leverage existing data in their interactive marketing activities targeted to their existing customers.

The following diagram illustrates the key interactive channels and the various components of the Responsys Interact Suite:

In combination, these components allow marketing teams to create, manage and automate required tasks and processes for executing email and other marketing campaigns across interactive channels.

Applications.

Each application in the Responsys Interact Suite performs a critical function for the interactive marketer.

•	Interact Program: Program Design and Automation.

Interact Program provides marketers with an integrated solution for visually designing, managing and automating multi-stage lifecycle marketing programs. Through an intuitive drag-and-drop interface and a library of pre-built program templates, Interact Program helps marketers engage in more strategic event- and dialogue-based communications with their customers. This application is designed for more complex and sophisticated interactions that involve multiple waves of content in a sequence, or that change dynamically in response to customer behavior. Key features and capabilities include:

•	a library of pre-built program templates, based on industry-specific best practices, that can be used to create marketing communications designed to achieve a range of business objectives; examples include encouraging customers who abandon a shopping cart to purchase the abandoned items and producing repeat customers;

•

a visual design interface that presents users with a menu of elements that they can use to design a marketing campaign by placing elements onto a blank screen, or canvas, and linking them together; examples of these elements include timers that indicate when to send an email and branching elements that allow communications to be individualized to a particular audience;

•	an ability to orchestrate the sending of messages to a recipient across different channels;

•	segmentation tools that allow for audiences within a marketing program to be split for testing or optimization purposes; and

•	real-time monitoring reports that display how customers are responding to programs.

•	Interact Campaign: Campaign Creation and Execution.

Interact Campaign enables marketers to design campaign content, define rules for personalization, select a target audience and schedule the delivery of that campaign. Key features and capabilities include:

•	an interface that can be used to build a target audience for each campaign by selecting from various demographic, behavioral, and customer profile attributes;

•	a feature that enables each message to include unique content tailored to each recipient;

•	an ability to automatically add content generated by third-party applications, such as product recommendation and marketing effectiveness testing products;

•	detailed scheduling and launching options that control when messages are delivered to recipients;

•	content quality, preview and campaign monitoring tools; and

•	an interface for creating and publishing content to Facebook and Twitter.

•	Interact Team: Marketing Process Workflow and Approvals.

Interact Team provides a set of management tools to help marketing teams collaborate, stay organized and stay on schedule. This application is especially useful when marketing efforts involve multiple contributors and sub-projects. Key features and capabilities include:

•

tools for defining how a marketing process will be executed within an organization, including a tool to create visual diagrams that portray the sequence of steps to complete a marketing project, methods for assigning tasks to members of the organization, and a shared calendar for defining and tracking timelines and milestones;

•	a notification system that alerts individuals to tasks awaiting action;

•	a library that allows contributors to share materials, such as files, images and copy; and

•	an approval system that allows the launching of campaigns immediately following a final approval step.

•	Interact Insight: Marketing Reporting and Analytics.

Interact Insight provides marketers with tools to understand, analyze, measure and optimize their marketing campaigns. Through a combination of standard reports and more advanced analysis capabilities, Interact Insight helps marketers understand their marketing performance, make informed changes and discover new opportunities to increase their revenue and achieve deeper customer engagement. Key features and capabilities include:

•	summary reports that can be customized to provide snapshots of key business metrics;

•	tools to help marketers graphically view trends and patterns in their campaign results;

•	pre-built reports that provide a quick overview of key performance metrics, such as average revenue per campaign and customer response rates, for all campaigns across all channels;

•	features that allow users to perform rapid and detailed analysis of performance metrics; and

•	an ability to share results across the organization through scheduled report distribution.

Data and Application Integration.

•	Interact Connect: Data Transfer and Automation.

Interact Connect enables marketers to automate the transfer of data to and from the Responsys Interact Suite and their customer data management systems or those of third parties. This helps marketing teams benefit from the wealth of data captured across a variety of systems to improve the relevance of their marketing campaigns. Interact Connect includes the following features and capabilities:

•	an interface to configure and schedule an exchange of data between Interact and a third-party application or a company’s internal systems;

•	tools that allow marketers to define which external data should be inserted into records within the customer’s data tables; and

•	integrations with select Responsys partners.

•	Interact API: Application Control and Development.

The Interact API, or application programming interface, gives developers access to a framework that they can use to create customized software programs to suit their needs and that can, for example, trigger marketing activities or automatically integrate data into our platform. This gives companies more control over the marketing interactions with their customers by synchronizing their internal systems with the capabilities of the Responsys Interact Suite. The Interact API can be used to:

•	automatically trigger a marketing message or series of messages to a recipient when an event occurs on a company’s website, such as a purchase or registration;

•	continuously synchronize customer data between internal databases and our platform;

•	load content from internal systems into our platform for use in subsequent campaigns; and

•	automatically update properties or settings of upcoming campaigns.

Our Services.

We complement our on-demand software platform with a range of professional services that are designed to drive marketing success for our customers. Our experienced team brings region- and industry-specific methodologies and best practices to help our customers accelerate the implementation and execution of their marketing efforts, increase their revenue from interactive channels and improve their return on overall marketing spend. Our technical services include a variety of capabilities such as setting up our platform for use by new customers, data architecture design, program design and content management, all of which help our customers implement and use our products.

Our professional services include:

•	Strategic services.

Our team helps companies add structure to the art of marketing. For example, we help our customers design their marketing strategy, prepare marketing plans that align specific, actionable tactics with these strategies at every stage and assist with the measurement and analyses of the effectiveness of their marketing programs.

•	Creative services.

Our team of designers, developers and copywriters works directly with marketing strategists, technical specialists and account managers to provide creative services such as copywriting and design services for marketing programs.

•	Deliverability services.

We assist our customers in navigating the wide variety of factors that determine whether an email reaches an inbox, is diverted by filters or bounces back. For example, our email delivery audit service provides a comprehensive review of opt-in, opt-out and privacy policies, deliverability metrics and the creative structure and content of emails. We also work with internet service providers, or ISPs, on a regular basis to maintain high deliverability rates for all Responsys customers.

•	Campaign services.

Our campaign execution and deployment services support the full campaign development lifecycle and provide services such as software programming, testing, live campaign launches and reporting.

•	Education services.

Our education services include classroom training, live online training or private sessions to help our customers successfully launch campaigns and multi-stage programs. We also offer advanced education programs for experienced users.

We offer several services models to provide our customers with flexibility in selecting the level of service that best meets their needs, ranging from collaborating on individual marketing program elements, such as strategy consulting or creative design, to completely outsourcing the execution of their interactive marketing programs.

How Customers Engage with Responsys.

We believe that a highly collaborative relationship with our customers is an important element of enabling their marketing success. The following illustrates how our customers typically interact with us:

Onboarding and consulting.

At the inception of the customer relationship, our services consultants lead the customer through a thorough process to define their requirements, establish an appropriate data model, configure campaign options and train their users. Additionally, Responsys’ professional services consultants can be engaged to help customers establish their marketing objectives, define the highest impact marketing programs and recommend campaign best practices.

Data.

Our customers frequently use data such as customer names, contact information, purchase history and other attributes from a variety of different sources in our platform. This data is taken from their own or third-party data management systems. Our professional services consultants often assist with the integration between these systems and our on-demand software as well as the process of importing the data. Customers can then access and manage that data using web-based tools within the Responsys Interact Suite to create target lists for outbound marketing campaigns, or to enable more relevant delivery of content.

Campaign content.

Our customers can upload digital content into our on-demand software from their own systems, or they can utilize tools provided within the Responsys Interact Suite. Some of our customers have in-house personnel who generate this content, and others use our professional services consultants to produce graphic designs, copy and campaign templates for them.

Campaign execution.

Our customers can use the capabilities of the Responsys Interact Suite to design, schedule and execute marketing campaigns, or they can use our professional service consultants to manage these tasks for them. Campaigns may range from simple one-time campaigns to complex campaigns with multiple stages across multiple interactive channels, spanning the customer lifecycle. By leveraging the functionality within the Responsys Interact Suite, customers can automate complex programs.

Reporting and analysis.

Our on-demand software provides standard, pre-configured reports as well as tools to create customized reports and download data for analysis in third-party systems. Our customers may also engage our professional services consultants to create and customize reports and assist in analyzing the data and identifying opportunities to improve campaign performance.

Customers

Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our customers also include marketing agencies who partner with us to use our on-demand software on behalf of their customers. We define our number of customers as of the end of a particular quarter as direct-billed subscription customers with $3,000 or more in committed subscription revenue in that quarter. We had 346, 277 and 246 customers as of December 31, 2011, 2010 and 2009, respectively. Some of our customers are divisions or subsidiaries of larger organizations that have purchased our on-demand software. Given the independent nature of our engagement across sales, support, billing and services, as well as their segmented usage of our product, we treat these components of an organization as separate customers. If we did not treat these independent purchasing units as separate customers, we would have had 285 customers as of December 31, 2011.

Some of our largest customers by industry, based on total revenue per customer for the year ended December 31, 2011, include:

Retail and Consumer Lands’ End, Inc. Newegg, Inc. PHE, Inc. Sears Holdings Management Corporation Williams-Sonoma, Inc.	Travel Continental Airlines, Inc. Hotwire, Inc. Jetstar Airways Pty Limited Orbitz, LLC Southwest Airlines Co.

Financial Services Allstate Insurance Company GE Money — Americas (Consumer Finance) Quicken Loans Inc. Scottrade, Inc. Suncorp Corporate Services Pty Ltd	Technology Epson America, Inc. Intuit, Inc. Research in Motion Limited Snapfish by HP Vodafone Hutchison Australia

For the years ended December 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of our total revenue.

Sales and Marketing

We sell our on-demand software and professional services primarily through our direct sales force. As of December 31, 2011, we had 66 employees in our direct sales force, which includes field sales representatives, sales management, sales consultants and lead development personnel. Our sales force is organized by the size of the target customer as well as by geographic region. We primarily target enterprise and larger mid-market customers that seek to implement more advanced marketing programs across interactive channels. Our typical sales cycle with a prospective customer begins with the generation of a sales lead, which is followed by an assessment of the customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires four to six months depending on the size and complexity of the opportunity.

Our marketing efforts and lead generation activities consist primarily of customer referrals, internet advertising, telemarketing, social, trade shows and industry events and press releases. Within the customer organization, our marketing programs target company executives, marketing professionals and senior business leaders. We also host frequent conferences where customers both participate in and present a variety of programs designed to help accelerate marketing success with our integrated platform.

Account Management and Customer Support

We provide account management and customer support services focused on making our customers’ marketing programs successful.

Account management.

Our Customer Success Managers serve as the primary point of contact for our customers and work closely with them to perform assessments of their interactive marketing programs, benchmark their programs against industry best practices, develop action plans for achieving their objectives and execute on those plans. They are also responsible for cross-selling additional solutions and services to our existing customers to enable them to refine and expand their interactive marketing programs.

Customer support.

Our customer support services provide our customers with product support by phone or email from multiple offices worldwide. We offer a multi-tier support structure that provides varying levels of service level commitments depending on the customer’s requirements. We also provide an online customer portal called Responsys Share, that contains information, insights and interactive tools to help customers answer questions and share best practices information in order to improve the speed, effectiveness and return on investment of their interactive marketing programs.

Technology

The Responsys Interact Suite is delivered over the internet as software-as-a-service and is designed to meet the demands of email and cross-channel interactive marketers. Our on-demand software has several key design elements:

Scalability.

Our on-demand software supports hundreds of millions of email, mobile, social and web site addresses, generates and sends billions of messages per month, and is designed to accommodate significant seasonal increases in transaction volumes.

Flexibility.

Our open data model enables our customers to use existing consumer data from a variety of sources, including their own and third-party customer data management systems, in their marketing campaigns. It also allows them to organize the data using tables, filters, templates, documents and field names.

High availability.

Our on-demand software supports ongoing, carefully coordinated marketing programs that require delivery of targeted messages across multiple channels at specified times or in response to specific actions; the availability of personalized web site landing pages when a consumer clicks on a message; and real-time measurement, tracking and reporting.

Security.

Our on-demand software is multi-tenant with each customer’s data partitioned to prevent comingling. The infrastructure is continually monitored by several layers of network, system and application security including a variety of intrusion detection systems. Customers are provided with a variety of features to further protect and secure their data, such as IP address restriction for logins, certificate-based authentication for application programming interface, or API, access, user based functional controls, external secure file transfer protocol, or SFTP, setup restrictions and others. Customer communications to and from our on-demand software are SSL-encrypted.

Ease of use.

Our applications use visual design tools to simplify the creation and management of complex marketing campaigns and programs.

Low cost.

Because our on-demand software is accessed through the web, our on-demand software does not require our customers to purchase, install, monitor or manage additional IT infrastructure.

Deliverability.

Our infrastructure is also designed to ensure optimal performance in the delivery of content to users. The delivery mechanisms vary by channel:

•	for email, messages are assembled within our platform and delivered to ISPs from our own simple mail transfer protocol and mail transfer agent layer;

•

for mobile messages, content is assembled within our platform and delivered to mobile handsets through a partnership with a third-party mobile aggregator who maintains direct connections with mobile carriers worldwide;

•	for social networks, content is assembled within our platform and delivered to Facebook and Twitter via APIs;

•	for website pages including forms and landing pages, content is assembled within our platform and served using our own content serving engine; and

•	for the millions of images displayed, this content is cached on our content delivery network partners’ thousands of data centers.

Operations

We serve our customers primarily from a third-party data center located in San Jose, California. The current term of our services agreement for this data center expires in January 2013. We also use another third-party data center located in Sacramento, California. We use a variety of methods to provide physical, personnel, network, application and data security. Our infrastructure is continuously monitored using a variety of tools to minimize the risk of failure. We conduct regular system tests and vulnerability assessments and provide advance notice when maintenance is performed. However, in the event of a failure, we have engineered our data centers with backup and redundancy programs designed to ensure business continuity.

Financial Information About Geographic Areas

For financial information about our geographic areas, see Note 2 of the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Research and Development

The Responsys Interact Suite is an open and flexible SaaS platform. It operates as a multi-tenant environment, where our customers share computing infrastructure, with the goal of maximizing performance, stability and scalability while fulfilling our vision and product strategies. We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting software and quality assurance testing, and improving our core technology. We continually enhance our existing software platform and develop new applications to meet our customers’ changing interactive marketing needs.

Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update and enhance our existing solutions. We typically deploy new releases of our on-demand software three to four times per year, although software patches may be released more frequently as needed.

Research and development expense totaled $13.5 million, $10.6 million and $8.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Competition

The overall market for interactive marketing software is fragmented and highly competitive, with a wide variety of customer requirements depending on the size and profile of the customer. Barriers to entry can be low, particularly in segments focused on a single marketing channel. We provide on-demand, cross-channel, interactive marketing applications and services targeting primarily enterprise and larger mid-market companies. We face significant competition from both technology providers and marketing services providers, some of which have broader software and services offerings and greater name recognition and resources than we have. To a lesser extent, we compete with internally developed and maintained solutions.

Our primary competitors include:

•

technology providers such as Aprimo, Inc., which has been acquired by Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., ExactTarget, Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and Unica Corporation, which has been acquired by International Business Machines Corporation, or IBM; and

•	marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

We believe the principal competitive factors in our markets include:

•	product features, effectiveness, interoperability and reliability;

•	strength of professional services organization;

•	cross-channel integration;

•	ability to scale;

•	pace of innovation and product roadmap;

•	domain expertise in interactive marketing;

•	price of products and services;

•	customer support and training;

•	integration with third-party applications and data sources;

•	return on investment;

•	ease of use; and

•	size and financial stability of operations.

We believe we compete favorably with respect to these factors.

Government Regulation

Consumer Protection Regulations.

Our customers use our on-demand software to generate marketing campaigns that send messages to consumers across email, mobile, social and the web. Commercial communications using these channels are governed by certain U.S. and foreign laws and regulations. With respect to email campaigns, for example, in the United States the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for the distribution of “commercial” email messages and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content.

Although the CAN-SPAM Act preempts most state restrictions specific to email marketing, it does provide for certain exceptions with respect to rules against falsity or deception in commercial email, fraud and computer crime. The scope of these exceptions is not settled, and some states have adopted email regulations that, if upheld, could impose liabilities and compliance burdens in addition to those imposed by the CAN-SPAM Act. Moreover, some foreign jurisdictions, such as Australia, Canada and the European Union, have also enacted laws that regulate sending email, some of which are more restrictive than U.S. laws.

With respect to text message campaigns, for example, the CAN-SPAM Act and regulations implemented by the U.S. Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. Additionally, our customers collect and use personal information about consumers to conduct their marketing campaigns, which subjects them to federal, state and foreign privacy laws that regulate the use, collection and disclosure of consumers’ personal information. In European Union member states and certain other countries outside the United States, data protection is more highly regulated and rigidly enforced. Non-compliance with these laws and regulations carries significant financial penalties.

Our terms and conditions require that our customers comply with all applicable laws, including, among others, the CAN-SPAM Act and the Federal Do-Not-Call law, in the use of our on-demand software and hold them liable for any violations of such laws. If we become aware that a customer has violated a law applicable to its marketing activities while using our on-demand software and/or breached our terms and conditions, we can suspend or terminate its use of our on-demand software and professional services. Although we believe that our customers’ use of our on-demand software will comply with existing laws, if challenged, we may not be able to demonstrate adequate compliance with existing or future laws or regulations.

Tax Regulations.

The applicability of sales taxes to our subscription services in various jurisdictions is unclear. With respect to a U.S. state’s ability to impose obligations to collect taxes, fees or surcharges with respect to sales made over the internet, the U.S. Supreme Court’s decision in Quill Corporation v. North Dakota currently requires that a taxpayer have a physical presence within the state before the state can collect such taxes. However, the U.S. Supreme Court has provided little guidance as to what levels of contacts constitute a physical presence, and no assurance can be given that we will not be found to have a physical presence in certain U.S. states based on, for example, our affiliations with other businesses that have a physical presence in the state.

Furthermore, a number of states, as well as the U.S. Congress, have been considering or have adopted initiatives regarding sales and use taxes on internet sales. If these initiatives are successful, we could be required to collect sales and use taxes in a number of states or change our business practices. The imposition by state and local governments of various taxes, fees and surcharges upon internet commerce could result in administrative burden, put us at a competitive disadvantage if similar obligations are not imposed on all or substantially all of our online competitors and negatively affect our future sales. Any of these developments could adversely affect our results of operations.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. Policing unauthorized use of our technology is difficult. The laws of other countries in which we market our on-demand software may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

We expect that software in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. Such competitors could make a claim of infringement against us with respect to our on-demand software and underlying technology. Third parties may currently have, or may eventually be issued, patents upon which our current solutions or future technology infringe. Any of these third parties might make a claim of infringement against us at any time.

Employees

As of December 31, 2011, we had approximately 693 employees. None of our employees is represented by a labor union.

Available Information.

We are subject to the filing requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through a link on the Investors section of our website located at www.responsys.com (under “Investors—Financials—SEC Filings”) as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. We operate in a dynamic and rapidly changing industry that involves numerous risks and uncertainties. The risks and uncertainties described below are not the only ones we face. Other risks and uncertainties, including those that we do not currently consider material, may impair our business. If any of the risks discussed below actually occur, our business, financial condition, operating results and future prospects could be materially adversely affected. This could cause the trading price of our common stock to decline, and you could lose part or all of your investment.

We may not maintain profitability in the future.

Although we have been profitable for several years, our accumulated deficit was $14.8 million as of December 31, 2011 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which may reduce profitability and related gross margin compared to prior periods. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

The market in which we participate is intensely competitive, and our results could be adversely affected by pricing pressure or other competitive dynamics.

The market for interactive marketing solutions is highly fragmented, competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. We face intense competition from software companies that develop marketing technologies and from marketing services companies that provide interactive marketing services. Our primary competitors include: technology providers such as Aprimo, Inc., which was acquired by Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., ExactTarget, Inc., Silverpop Systems Inc., StrongMail Systems, Inc. and Unica Corporation, which was acquired by IBM; and marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

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

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer interactive marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our on-demand software could substantially decline. For example in 2011, the parent company of one of our customers acquired a company with competing technology and as a result the customer reduced its contractually committed messaging level upon its renewal.

We may experience quarterly fluctuations in our operating results due to factors that make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations, or our guidance.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	demand for our on-demand software and related services and the size and timing of sales;

•	the volume of email messages sent above contracted levels for a particular quarter and the amount of any associated additional charges;

•	customer renewal rates, and the pricing and volume commitments of such renewals;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	market acceptance of our current and future products and services;

•	changes in spending on interactive marketing or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers;

•	our lengthy sales cycle;

•	lengthy or delayed implementation times for new customers or customers that upgrade to the current version of our on-demand software;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	the amount of services sold and the amount of fixed fee services, which can affect gross margin;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or unforeseen liabilities related to acquisitions;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast the amount and mix of future revenue and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Our quarterly results reflect seasonality in revenue from our on-demand software and professional services, which can make it difficult for us to achieve sequential revenue growth or could result in sequential revenue declines.

We have historically experienced higher levels of revenue and gross profit during the fourth quarter, primarily due to our customers’ increased marketing activity during the holiday shopping season, as compared to the preceding and subsequent quarters, and we anticipate that this trend will continue in fiscal 2012. Since the majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future sales activity or performance.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in bookings may not be immediately reflected in our operating results.

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

The enterprise customers we target typically undertake a significant evaluation process before purchasing enterprise software, which can last from several months to a year or longer. Events may occur during the sales cycle that could affect the size or timing of a purchase, and this may lead to more unpredictability in our business and operating results. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales.

In addition, we may face unexpected implementation challenges with some enterprise customers. It may be difficult or expensive to implement our on-demand software if the customer has unexpected data, hardware or software technology issues, or complex or unanticipated business requirements. Any difficulties or delays in the initial implementation could cause customers to reject our on-demand software or delay or cancel future purchases, in which case our business, operating results and financial condition would be harmed.

We derive a significant percentage of our total revenue from the retail and consumer, travel, financial services and technology industries, and any downturn in these industries could harm our business.

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the year ended December 31, 2011. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 33%, 37% and 35% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline. For example in 2011, the parent company of one of our customers acquired a company with competing technology and, as a result, the customer reduced its contractually committed messaging level upon its renewal.

Prolonged economic uncertainties or downturns could materially harm our business.

General worldwide economic conditions are volatile and have experienced significant instability. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and they could cause our customers to slow spending on our on-demand software and professional services, which would delay and lengthen sales cycles, or stop purchasing altogether. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may cease recognizing revenue from certain customers and/or increase our allowance for doubtful accounts, and our financial results would be harmed.

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

Security breaches could expose us to a risk of loss or unauthorized disclosure of customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our system or customer information, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our on-demand software.

Increasing our customer base and achieving broader market acceptance of our on-demand software will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our direct sales force to obtain new customers. We plan to continue to expand our direct sales force both domestically and internationally. We believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and experience before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we would like, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

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

We rely on hardware and infrastructure purchased or leased and software licensed from third parties in order to offer our on-demand software and related services. For example, we rely on third-party providers to support and provide our mobile messaging offerings. This hardware, software and infrastructure may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware, software or infrastructure could result in delays in the provisioning of affected components of our on-demand software until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Furthermore, any errors or defects in third-party hardware, software or infrastructure could result in errors or a failure of our service, which could harm our business.

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

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our solution. For example, the European Commission has recently proposed a comprehensive reform of the European Union’s existing data protection rules to strengthen online privacy rights. The rules that are finally adopted could require changes to our customers’ marketing practices that could reduce demand for our services in the European Union.

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

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and use taxes to our subscription services in various jurisdictions is unclear. We have recorded sales and use tax liabilities of $0.3 million as of December 31, 2011. It is possible that we could face sales and use tax audits resulting in liabilities for these taxes in excess of our estimates. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

We have limited experience with non-volume based pricing models, which we use for some of our newer offerings. If we incorrectly structure these pricing models or are unable to price our offerings in a manner acceptable by our customers, our revenue and operating results may be harmed.

We currently utilize volume-based pricing models for our email and mobile messaging offerings. We have limited experience with non-volume based pricing models for our newer offerings such as our social offering. If our customers, which have historically used our offerings primarily for their email-based interactive marketing campaigns, do not accept the other pricing models we use for certain newer offerings and may utilize for future offerings, our ability to sell additional functionality on a cost-effective and competitive basis may be hindered, and our revenue and operating results may be adversely affected.

If we fail to develop or protect our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining an awareness and the integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. If we fail to promote and maintain our brand successfully or maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers, and our business may be harmed. We have registered certain of our trademarks worldwide. However, competitors may adopt similar trademarks to ours or purchase keywords that are confusingly similar to our brand names as terms in internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our services.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 693 as of December 31, 2011. In January 2011, we completed the acquisition of Eservices in Australia, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific region. We also have a fifty-percent owned unconsolidated affiliate with operations in Denmark. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

We are currently expanding and improving our information technology infrastructure and systems to assist us in the management of our growing operations and accommodate our employee, customer and business growth. We anticipate that these improvements will be a long-term investment and that the process will require management time, support and cost. Moreover, there are inherent risks associated with upgrading, improving and expanding information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement upgrades and other changes on a timely basis or at all, our operations may be disrupted and our quality of service could decline. As a result, our operations and operating results could suffer. In addition, any new system deployments may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisition of Eservices, located in Australia, commenced operations via a joint venture in Denmark, and commenced software development activities via a subsidiary in India. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with

Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. Treasury and Agency securities. As a result of the uncertain domestic and global political, credit and financial market conditions, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur, which could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our on-demand software and professional services. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our on-demand software and professional services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 51% of our outstanding common stock as of December 31, 2011. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters occupy approximately 34,000 square feet in San Bruno, California under subleases that expire in June 2012. Our corporate headquarters accommodates our principal engineering, sales, marketing, operations and finance and administrative activities. In addition to our corporate headquarters in San Bruno, as of December 31, 2011, we leased office space in Carlsbad, Chicago, Denver, New York, San Francisco, Seattle, the United Kingdom and Australia for local sales and professional services personnel. These facilities total approximately 64,000 square feet. We also began operations during 2011 at a new development center in Bangalore, India.

In November 2011, we entered into a lease agreement for a new headquarters facility in San Bruno, California. The lease term will commence in June 2012, and will cover up to approximately 58,000 square feet. The lease has a term of six years, with a five-year renewal. We further intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. At this time, we believe our facilities are adequate for our near term operational and business needs.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings in the ordinary course of our business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “MKTG” since April 21, 2011. The following table sets forth the range of high and low per share sales prices for our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

Year Ended December 31, 2011:

	Prices
Quarter Ended	High	Low
June 30, 2011 (from April 21, 2011)	$17.73	$14.49
September 30, 2011	$17.80	$10.44
December 31, 2011	$11.50	$7.45

Holders

As of February 29, 2012, there were approximately 201 holders of record of our common stock (not including beneficial holders of stock held in street name).

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings for use in the operation of our business and do not intend to declare or pay any dividends in the foreseeable future. Any further determination to pay dividends on our capital stock will be at the discretion of our board of directors and will depend on our financial condition, results of operation, capital requirements and other factors that our board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans.

We incorporate information regarding our equity compensation plans into this section by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Stock Performance Graph.

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index for the period from April 21, 2011 (the date our common stock began trading on the NASDAQ Global Select Market) to December 30, 2011, the last trading day of 2011.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

The graph above assumes that $100 was invested in our common stock at its closing price and in each index on April 21, 2011, and that all dividends were reinvested. We have not paid or declared any cash dividends on our common stock. The Standard Industrial Code, or SIC, used is 7372—Prepackaged Software.

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

The Form S-1 Registration Statement (Registration No. 333-1713777) relating to our initial public offering of our common stock was declared effective by the SEC on April 8, 2011, and on April 20, 2011 the offering commenced.

The net offering proceeds to us after deducting underwriters’ discounts and the total expenses were approximately $69.8 million.

We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our common stock during the year ended December 31, 2011.

Item 6. Selected Consolidated Financial Data

The information set forth below for the five years ended December 31, 2011 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below. The consolidated statements of income data for each of the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report. The consolidated balance sheet data as of December 31, 2007 are derived from our unaudited consolidated financial statements not included in this report.

	Year Ended December 31,
	2011(1)	2010	2009	2008	2007
Consolidated Statements of Income Data:
Revenue
Subscription	$94,501	$69,284	$53,044	$41,047	$29,930
Professional services	40,438	24,787	13,599	9,067	7,674

Total revenue	134,939	94,071	66,643	50,114	37,604

Cost of revenue
Subscription	27,918	20,221	15,109	12,399	8,466
Professional services	36,747	20,697	12,478	8,926	6,314

Total cost of revenue (2)	64,665	40,918	27,587	21,325	14,780

Gross profit	70,274	53,153	39,056	28,789	22,824

Operating expenses:
Research and development (2)	13,544	10,597	8,052	5,068	3,308
Sales and marketing (2)	33,300	20,849	15,494	15,681	11,098
General and administrative (2)	11,463	8,225	5,746	4,639	3,181
Gain on acquisition	(2,220)	—	—	—	—

Total operating expenses	56,087	39,671	29,292	25,388	17,587

Operating income	14,187	13,482	9,764	3,401	5,237
Total other income (expense), net	(268)	1,171	185	(811)	298

Income before provision for income taxes	13,919	14,653	9,949	2,590	5,535
(Provision for) benefit from income taxes	(5,824)	(5,821)	(4,063)	17,857	(109)
Equity in net loss of unconsolidated affiliates	(124)	(234)	—	—	—

Net income	$7,971	$8,598	$5,886	$20,447	$5,426

Net income attributable to common stockholders:
Basic	$5,019	$802	$186	$2,980	$85

Diluted	$5,190	$1,179	$299	$5,009	$146

Net income per share attributable to common stockholders: (3)
Basic	$0.14	$0.09	$0.02	$0.43	$0.01

Diluted	$0.12	$0.08	$0.02	$0.35	$0.01

Shares used in computation of net income per share attributable to common stockholders: (3)
Basic	35,278	8,527	7,518	7,007	6,304

Diluted	41,734	14,464	14,302	14,408	13,857

(1)

On January 3, 2011, the Company completed the acquisition of the remaining equity interests of Eservices. For the year ended December 31, 2011, the amount of Eservices’ revenue and net loss included in the Company’s consolidated statement of net income was

$11.3 million and $0.8 million, respectively. The Company initially acquired a 50% ownership interest in Eservices in July 2010, which was accounted for under the equity method. See Note 5 of the notes to our consolidated financial statements for more information.
(2)	Total cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cost of revenue	$1,004	$523	$332	$308	$111
Research and development	610	331	280	264	41
Sales and marketing	861	694	461	400	119
General and administrative	1,238	958	563	478	91

(3)	See Note 3 of the notes to our consolidated financial statements for a description of how we compute basic and diluted net income attributable to common stockholders and net income per share attributable to common stockholders.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Cash and cash equivalents	$73,456	$13,884	$15,570	$7,130	$8,350
Working capital	104,619	27,047	26,489	12,724	7,277
Total assets	162,546	71,900	57,995	47,373	23,810
Long-term obligations	2,454	1,152	725	970	1
Total liabilities	22,289	18,725	13,178	11,336	10,151
Total stockholders’ equity	140,257	53,175	44,817	36,067	13,659

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words and include, but are not limited to, statements regarding projected results of operations and management’s future strategic plans. Our actual results could differ significantly from those projected in the forward-looking statements as a result of factors, including those discussed under “Risk Factors” and elsewhere in this report. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We are a leading provider of on-demand software that enables companies to engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social and the web. The Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

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

•

In July 2010, we acquired a non-controlling, fifty-percent equity interest in Eservices Group Pty Ltd, or Eservices, a privately-held company headquartered in Melbourne, Australia, and in January 2011 we acquired the remaining equity interests in Eservices. Following the acquisition, the company was renamed Responsys Pty Ltd. As of and for the year ended December 31, 2010, the investment is reflected in our consolidated financial statements using the equity method. We have consolidated our results with those of Eservices beginning in January 2011. We acquired Eservices to expand the scope of our business internationally, increase our customer base and grow our professional services and sales teams.

We derive revenue from subscriptions to our on-demand software and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits the customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancellable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. We have historically had higher subscription revenue in our fourth quarter than other quarters in a given 12-month period, primarily due to revenue from messages sent above contracted levels. Subscription revenue accounted for 70.0%, 73.7% and 79.6% of our total revenue during the years ended December 31, 2011, 2010 and 2009, respectively. Subscription revenue is driven primarily by the number of customers, demand from existing customers, contracted value of the subscription agreements and number of messages sent above contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social and web channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees for our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 20.9%, 10.8% and 13.5% for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue from outside the United States as a percentage of total revenue increased during the year ended December 31, 2011 as a result of our acquisition of Eservices, located in Australia.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees. Over the past three years, we have added larger enterprise customers with higher subscription commitments, higher messaging volumes and greater professional services demands. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have historically had higher subscription revenue in our fourth quarter than in other quarters during a given 12-month period, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars as we continue to invest in our growth and incur additional costs as a public company.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under Basis of Presentation, and we discuss other key metrics below.

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

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in committed subscription revenue for that quarter. We had 346, 277 and 246 customers as of December 31, 2011, 2010 and 2009, respectively. For more information about our customers, see Item 1, Business—Customers above.

Basis of Presentation

Revenue.

Subscription Revenue.

We derive our subscription revenue from subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and other fees and revenue from messages sent above contracted levels. Customer agreements are non-cancellable for a minimum period, generally one year but ranging up to three years. Our contracts provide our customers with access to our on-demand software and the ability to send up to a specified number of messages during each month or quarter in the contract term. If customers exceed the specified messaging volume, per-message fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-message fee. If customers send less than the specified number of messages, no rollover credit or refunds are given.

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

For a discussion of how we expect seasonal factors to affect our subscription revenue, see Results of Operations below.

Professional Services Revenue.

Professional services revenue consists primarily of fees associated with campaign services, creative and strategic marketing services, technical services and education services. For more information about our professional services, see Item 1, Business—Our Services above. Our professional services are not required for customers to begin using our on-demand software. Our professional services engagements are typically billed on a fixed fee, time and materials or unit basis.

Cost of Revenue.

Cost of Subscription Revenue.

Cost of subscription revenue primarily consists of hosting costs, data communications expenses, personnel and related costs, including salaries and employee benefits, allocated overhead, software license fees, costs associated with website development activities, amortization expenses associated with capitalized software, and depreciation and amortization expenses associated with computer equipment. To date, the expenses associated with capitalized software have not been material to our cost of subscription revenue. Expenses related to hosting and data communications are affected by the number of customers using our on-demand software, the complexity and frequency of their use, the volume of messages sent and the amount of data processed and stored. We plan to continue to significantly expand our capacity to support our growth, which will result in higher cost of subscription revenue in absolute dollars.

Cost of Professional Services Revenue.

Cost of professional services revenue primarily consists of personnel and related costs and allocated overhead. Our cost associated with providing professional services is significantly higher as a percentage of revenue than our cost of subscription revenue due to the labor costs associated with providing professional services. As it takes several months to ramp up a productive professional consultant, we generally increase our professional services capacity ahead of associated professional services revenue, which can result in lower margins in the given investment period. We expect the number of professional services personnel to increase in the future, which will result in higher cost of professional services revenue in absolute dollars.

Operating Expenses.

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

Sales and Marketing.

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, including bonuses and commissions, the cost of marketing programs, promotional events and webinars, amortization of our acquired customer lists and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase and continue to be our largest functional cost.

General and Administrative.

General and administrative expenses consist primarily of personnel and related costs, and allocated overhead. In addition, general and administrative expenses include professional fees, bad debt expenses, sales and use tax expense and other corporate expenses. We anticipate that we will incur additional costs for personnel, systems and external professional services as we grow and operate as a public company, including higher legal, insurance and financial reporting expenses, and the additional costs to achieve and maintain compliance with Section 404 of the Sarbanes-Oxley Act. Accordingly, we expect that in the future, general and administrative expenses will increase.

Gain on Acquisition.

Gain on acquisition represents the fair value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests.

Other Income (Expense).

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Other income (expense) for the year ended December 31, 2010 includes fair value adjustments of our call and put options to purchase the remaining equity interests in Eservices,and for the year ended December 31, 2009 includes fair value adjustments of our preferred stock warrant liability, which was settled upon exercise of the related warrant in 2009. Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is associated with our outstanding capital leases. Foreign exchange gains (losses) relate to expenses and transactions denominated in currencies other than our functional currency.

Equity in Net Loss of Unconsolidated Affiliates.

Equity in net loss of unconsolidated affiliates represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark A/S for the year ended December 31, 2011 and in Eservices and Responsys Denmark A/S for the year ended December 31, 2010.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenue:
Subscription	$94,501	$69,284	$53,044
Professional services	40,438	24,787	13,599

Total revenue	134,939	94,071	66,643

Cost of revenue: (1)
Subscription	27,918	20,221	15,109
Professional services	36,747	20,697	12,478

Total cost of revenue	64,665	40,918	27,587

Gross profit	70,274	53,153	39,056

Operating expenses:
Research and development (1)	13,544	10,597	8,052
Sales and marketing (1)	33,300	20,849	15,494
General and administrative (1)	11,463	8,225	5,746
Gain on acquisition	(2,220)	—	—

Total operating expenses	56,087	39,671	29,292

Operating income	14,187	13,482	9,764
Other income (expense), net	(268)	1,171	185

Income before provision for income taxes	13,919	14,653	9,949
Provision for income taxes	(5,824)	(5,821)	(4,063)
Equity in net loss of unconsolidated affiliates	(124)	(234)	—

Net income	$7,971	$8,598	$5,886

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenue	$1,004	$523	$332
Research and development	610	331	280
Sales and marketing	861	694	461
General and administrative	1,238	958	563

	Year Ended December 31,
	2011	2010	2009
Revenue:
Subscription	70.0%	73.7%	79.6%
Professional services	30.0	26.3	20.4

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscription	20.7	21.5	22.7
Professional services	27.2	22.0	18.7

Total cost of revenue	47.9	43.5	41.4

Gross profit	52.1	56.5	58.6

Operating expenses:
Research and development	10.0	11.3	12.1
Sales and marketing	24.7	22.2	23.2
General and administrative	8.5	8.7	8.6
Gain on acquisition	(1.6)	—	—

Total operating expenses	41.6	42.2	43.9

Operating income	10.5	14.3	14.7
Other income (expense), net	(0.2)	1.2	0.3

Income before provision for income taxes	10.3	15.5	15.0
Provision for income taxes	(4.3)	(6.2)	(6.1)
Equity in net loss of unconsolidated affiliates	(0.1)	(0.2)	—

Net income	5.9%	9.1%	8.9%

Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenue.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription revenue	$94,501	$69,284	$25,217	36.4%	$69,284	$53,044	$16,240	30.6%
Percentage of total revenue	70.0%	73.7%			73.7%	79.6%
Professional services revenue	$40,438	$24,787	$15,651	63.1%	$24,787	$13,599	$11,188	82.3%
Percentage of total revenue	30.0%	26.3%			26.3%	20.4%

Subscription revenue.

Subscription revenue for the year ended December 31, 2011 increased by $25.2 million over the year ended December 31, 2010. The increase was primarily due to an increase in contractually committed messaging of $11.5 million from new customers, including $5.1 million of revenue from customers acquired through our acquisition of Eservices, and a net increase of $10.3 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars to $19.3 million from $15.9 million, but decreased to 20.4% of subscription revenue from 22.9% of subscription revenue, for the years ended December 31, 2011 and 2010, respectively.

Subscription revenue for the year ended December 31, 2010 increased by $16.2 million over the year ended December 31, 2009. The increase was primarily due to an increase in contractually committed messaging of $7.4 million from new customers and a net increase of $5.4 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars to $15.9 million from $12.8 million, but decreased to 22.9% of subscription revenue from 24.0% of subscription revenue, for the years ended December 31, 2010 and 2009, respectively.

Professional services revenue.

Professional services revenue for the year ended December 31, 2011 increased by $15.7 million over the year ended December 31, 2010. The increase was primarily due to a $9.1 million increase from new customers, including $6.3 million of revenue from customers acquired through our acquisition of Eservices, and a net increase of $6.5 million from existing customers.

Professional services revenue for the year ended December 31, 2010 increased by $11.2 million over the year ended December 31, 2009. The increase was primarily due to an $8.0 million increase from existing customers and a $2.8 million increase from new customers.

Cost of Revenue.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$27,918	$20,221	$7,697	38.1%	$20,221	$15,109	$5,112	33.8%
Percentage of subscription revenue	29.5%	29.2%			29.2%	28.5%
Gross margin	70.5%	70.8%			70.8%	71.5%
Cost of professional services revenue	$36,747	$20,697	$16,050	77.5%	$20,697	$12,478	$8,219	65.9%
Percentage of professional services revenue	90.9%	83.5%			83.5%	91.8%
Gross margin	9.1%	16.5%			16.5%	8.2%

Cost of subscription revenue.

Cost of subscription revenue for the year ended December 31, 2011 increased by $7.7 million over the year ended December 31, 2010. The increase was primarily due to a $4.2 million increase in personnel expenses due to the addition of employees, a $2.1 million increase in depreciation and maintenance expenses associated with equipment for our data centers and a $1.0 million increase in bandwidth expenses due to an expansion of our capacity in order to accommodate growth.

Cost of subscription revenue for the year ended December 31, 2010 increased by $5.1 million over the year ended December 31, 2009. The increase was primarily due to a $2.5 million increase in personnel expenses due to the addition of employees, a $1.2 million increase in bandwidth expenses due to an expansion of our capacity in order to accommodate growth, a $1.0 million increase in depreciation and maintenance expenses associated with equipment for our data centers and a $0.3 million increase in information technology expenses to support our higher headcount.

Cost of professional services revenue.

Cost of professional services revenue for the year ended December 31, 2011 increased by $16.1 million over the year ended December 31, 2010. The increase was primarily due to a $12.4 million increase in personnel expenses due to the addition of employees, a $0.7 million increase in facility expenses, a $0.6 million increase in outside consulting expenses due to an increased demand for our services, a $0.6 million increase in information technology expenses to support our larger professional services team, a $0.6 million increase in travel and entertainment expenses, a $0.4 million increase in stock-based compensation and a $0.3 million increase in depreciation and maintenance expenses. Professional services gross margin declined for the year ended December 31, 2011 compared to the year ended December 31, 2010 as we increased our professional services capacity in anticipation of growing demand for those services. In addition, the gross margin on professional services provided by Eservices was lower than that of other professional services.

Cost of professional services revenue for the year ended December 31, 2010 increased by $8.2 million over the year ended December 31, 2009. The increase was primarily due to a $5.8 million increase in personnel expenses due to the addition of employees, a $0.8 million increase in outside consulting expenses due to an increased demand for our services, a $0.7 million increase in information technology expenses to support our larger professional services team and a $0.5 million increase in travel and entertainment expenses.

Operating Expenses.

Research and Development.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$13,544	$10,597	$2,947	27.8%	$10,597	$8,052	$2,545	31.6%
Percentage of total revenue	10.0%	11.3%			11.3%	12.1%

Research and development expenses for the year ended December 31, 2011 increased by $2.9 million over the year ended December 31, 2010. The increase was primarily due to a $2.9 million increase in personnel expenses due to the addition of employees and a $0.3 million increase in stock-based compensation expenses, partially offset by a $0.4 million decrease in consulting services expenses as we brought more software development related to items not eligible for capitalization in-house.

Research and development expenses for the year ended December 31, 2010 increased by $2.5 million over the year ended December 31, 2009. The increase was primarily due to a $1.7 million increase in personnel expenses due to the addition of employees, a $0.3 million increase in hardware and software expenses and a $0.2 million increase in outside consulting services expenses.

Sales and Marketing.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$33,300	$20,849	$12,451	59.7%	$20,849	$15,494	$5,355	34.6%
Percentage of total revenue	24.7%	22.2%			22.2%	23.2%

Sales and marketing expenses for the year ended December 31, 2011 increased by $12.5 million over the year ended December 31, 2010. The increase was primarily due to a $4.7 million increase in personnel expenses due to the addition of employees, a $2.1 million increase in amortization expense related to intangible assets acquired through the acquisition of Eservices, a $1.5 million increase in commission expense as a result of an increase in new customers and increased revenue from existing customers, a $1.3 million increase in advertising and promotion expenses primarily due to our user conference that was held in February 2011, a $1.3 million increase in travel and entertainment expenses, a $0.8 million increase in bonus expense and a $0.2 million increase in facility and telephone expenses.

Sales and marketing expenses for the year ended December 31, 2010 increased by $5.4 million over the year ended December 31, 2009. The increase was primarily due to a $2.4 million increase in personnel expenses due to the addition of employees, a $0.7 million increase in travel and entertainment expenses, a $0.5 million increase in commission expense as a result of an increase in new customers and increased revenue from existing customers, a $0.5 million increase in advertising and promotion expenses due to expansion of our domestic and international sales and marketing activities, a $0.3 increase in bonus expense, a $0.2 million increase in information technology expenses and a $0.2 million increase in stock-based compensation.

General and Administrative.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$11,463	$8,225	$3,238	39.4%	$8,225	$5,746	$2,479	43.1%
Percentage of total revenue	8.5%	8.7%			8.7%	8.6%

General and administrative expenses for the year ended December 31, 2011 increased by $3.2 million over the year ended December 31, 2010. The increase was primarily due to a $2.0 million increase in personnel expenses due to the addition of employees, a $0.5 million increase in consulting expenses and a $0.3 million increase in stock-based compensation.

General and administrative expenses for the year ended December 31, 2010 increased by $2.5 million over the year ended December 31, 2009. The increase was primarily due to a $1.4 million increase in legal and accounting expenses as a result of a multi-year audit and legal activity to support company growth, a $0.5 million increase in personnel expenses due to the addition of employees, a $0.4 million increase in expenses due to the acquisition of a non-controlling interest in Eservices, a $0.4 million increase in stock-based compensation and a $0.5 million increase in outside consulting expenses, partially offset by a $0.9 million decrease in sales and use tax liability.

Gain on Acquisition.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Gain on acquisition	$(2,220)	$—	$(2,220)	*	$—	$—	$—	*

*—	Not meaningful

Gain on acquisition for the year ended December 31, 2011 consisted of approximately $1.0 million for the fair value adjustment of our initial investment in Eservices and $1.2 million for the recognition of foreign exchange gains upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net.

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(268)	$1,171	$(1,439)	(122.9)%	$1,171	$185	$986	533.0%

Other income (expense), net for the year ended December 31, 2011 decreased by $1.4 million over the year ended December 31, 2010. The decrease was primarily due to the $1.5 million adjustment in the fair value of our call and put options to purchase the remaining equity interest in Eservices that occurred in 2010 for which there was no corresponding amount in 2011.

Other income (expense), net for the year ended December 31, 2010 increased by $1.0 million over the year ended December 31, 2009. The increase was primarily due to a $1.5 million adjustment in the fair value of our call and put options to purchase the remaining equity interest in Eservices and partially offset by unfavorable Euro and British Pound Sterling currency exchange rate fluctuations.

Provision for Income Taxes.

	Year Ended December 31,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(5,824)	$(5,821)	$(3)	0.1%	$(5,821)	$(4,063)	$(1,758)	43.3%
Effective tax rate	41.8%	39.7%			39.7%	40.8%

Our effective tax rate for the years ended December 31, 2011, 2010, and 2009 was 41.8%, 39.7% and 40.8%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition, state income taxes, research tax credits and non-deductible stock-based compensation expenses had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate during the years ended December 31, 2011, 2010 and 2009.

Equity in Net Loss of Unconsolidated Affiliates.

	Year Ended December 31,				Nine Months Ended September 30,
			Change in				Change in
	2011	2010	$	%	2010	2009	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net loss of unconsolidated affiliates	$(124)	$(234)	$110	(47.0)%	$(234)	$—	$(234)	*

*—Not meaningful

Equity in net loss of unconsolidated affiliates for the year ended December 31, 2011 decreased by $0.1 million over the year ended December 31, 2010. We recognized a loss in unconsolidated affiliates for the year ended December 31, 2011 as a result of our non-controlling equity investment in Responsys Denmark A/S and for the year ended December 31, 2010 as a result of our non-controlling equity investments in Eservices and Responsys Denmark A/S.

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$23,000	$19,420	$12,902
Net cash used in investing activities	(35,837)	(15,685)	(3,960)
Net cash provided by (used in) financing activities	72,485	(5,715)	(341)
Effect of foreign exchange rate changes on cash and cash equivalents	(76)	114	19

Net increase (decrease) in cash and cash equivalents	$59,572	$(1,866)	$8,620

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering of our common stock and cash from operating activities. As of December 31, 2011, we had $73.5 million of cash and cash equivalents and $104.6 million of working capital.

Net cash provided by operating activities.

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and professional services and the amount and timing of customer payments. Cash provided by operations has historically resulted from net income driven by sales of subscriptions to our on-demand software and professional services, and adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation and changes in our deferred tax assets.

For the year ended December 31, 2011, net cash provided by operating activities was the result of $8.0 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, increased by non-cash items such as depreciation and amortization of $9.7 million, including $2.1 million related to the amortization of Eservices intangibles, deferred tax assets of $4.4 million, stock-based compensation of $3.7 million, which was partially offset by $2.2 million resulting from a gain on acquisition related to our acquisition of Eservices and $1.4 million of excess tax benefits from our stock-based compensation. Changes in operating assets and liabilities provided $0.7 million in cash. Sources of cash totaled $4.0 million and were primarily related to a $2.9 million increase in accrued compensation resulting from an increase in accrued commission and bonus amounts and a $1.1 million increase in other accrued liabilities. Uses of cash totaled $3.3 million and were primarily related to a $1.7 million decrease in deferred revenue, a $0.7 million increase in other assets as we made payments for additional maintenance and support for our data center equipment and an increase of $0.5 million in accounts receivable.

For the year ended December 31, 2010, net cash provided by operating activities was a result of $8.6 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, increased by non-cash items such as depreciation and amortization of $5.8 million, stock-based compensation of $2.5 million, deferred tax assets of $4.6 million which was partially offset by $1.5 million resulting from a gain from the fair value adjustment of our call and put options related to our investment in Eservices. Changes in operating assets and liabilities used $0.7 million in cash. Sources of cash totaled $5.3 million and were primarily related to a $3.4 million increase in deferred revenue, a $0.6 million increase in our accounts payable balance and a $0.5 million increase in other long term liabilities primarily due to an increase in our deferred tax liability. Uses of cash totaled $6.0 million and were primarily related to a $4.4 million increase in our accounts receivable balance and a $1.6 million increase in prepaid expenses.

For the year ended December 31, 2009, net cash provided by operating activities was the result of $5.9 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, increased by $9.6 million for non-cash items. In addition, we had a decrease in net cash provided by operating activities due to changes in our operating assets and liabilities in the amount of $2.6 million, which was primarily the result of an increase in our accounts receivable balance in the amount of $4.0 million due to our growth, partially offset by an increase of $0.5 million in deferred revenue, and an increase in accrued compensation in the amount of $1.3 million, which resulted from an increase in employee bonuses and sales commissions.

Net cash used in investing activities.

For the year ended December 31, 2011, cash used in investing activities consisted of $21.4 million in net purchases of U.S. Treasury and Agency bonds, $7.5 million for purchases of property and equipment, $6.1 million in payments, net of $0.9 million cash acquired, to complete the acquisition of Eservices, a $0.4 million payment related to our initial investment in Eservices and $0.4 million of capitalized software costs. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software, as well as computer equipment for our increasing employee headcount.

For the year ended December 31, 2010, cash used in investing activities consisted of $7.9 million for purchases of property and equipment, $7.0 million used to make equity investments in unconsolidated affiliates, $0.4 million of capitalized software costs and $0.3 million for an additional payment related to the Smith-Harmon acquisition.

For the year ended December 31, 2009, cash used in investing activities consisted of $2.2 million for purchases of property and equipment, $0.8 million of capitalized software costs and $0.9 million for the initial payment for the Smith-Harmon acquisition.

Net cash provided by (used in) financing activities.

For the year ended December 31, 2011, cash provided by financing activities consisted of net proceeds of $72.2 million received from the issuance of our common stock in connection with our initial public offering, $1.4 million in excess tax benefits from our stock-based compensation, $1.2 million in proceeds from the issuance of our common stock in connection with stock option exercises and $0.2 million in proceeds from the early exercise of stock options. Cash used in financing activities consisted of $1.7 million in payments for direct costs incurred in connection with the preparation of our registration statement and $0.8 million in payments in connection with our capital lease obligations.

For the year ended December 31, 2010, cash used in financing activities consisted of $5.7 million in payments for the repurchase of our common stock, $0.7 million in payments for direct costs incurred in connection with the preparation of our registration statement and $0.4 million in payments in connection with our capital lease obligations, partially offset by $0.3 million in proceeds from the issuance of our common stock in connection with stock option exercises, $0.6 million in proceeds from the early exercise of stock options and $0.2 million in excess tax benefits from our stock-based compensation.

For the year ended December 31, 2009, cash used in financing activities consisted of $0.5 million in payments on our capital lease obligations, which was partially offset by $0.2 million in proceeds from the issuance of our common stock in connection with stock option exercises.

Capital resources

As of December 31, 2011, we have not provided for U.S. federal and state income taxes on approximately $2.5 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If we decide to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income tax, reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not contemplate a need to repatriate them to fund our U.S. operations.

In March 2012, we used $1.7 million of cash to acquire a 19.9% interest in PM Comunicação LTDA. See Note 17 of the notes to our consolidated financial statements for more information.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth; the expansion of our sales and marketing activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new features and enhancements to our on-demand software; and expenditures related to occupying and equiping new facilities. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in, or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under operating leases for our facilities and capital leases. The following table includes information about our contractual obligations that impact our short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations and is aggregated by type of contractual obligation as of December 31, 2011:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$15,058	$3,331	$5,375	$3,802	$2,550
Capital lease obligations	2,116	934	1,182	—	—

Total contractual obligations	$17,174	$4,265	$6,557	$3,802	$2,550

Purchase orders are not included in the table above. Our purchase orders represent authorizations to purchase rather than binding agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Other noncurrent liabilities consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 31, 2011, we had noncurrent deferred tax liabilities of $4.1 million, gross unrecognized tax benefits of $1.6 million and an immaterial amount of gross interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, lessors and parties to other transactions, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our on-demand software when used for its intended purpose infringes the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made under these obligations have not been material.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

We believe that of our significant accounting policies, which are described in Note 2 of the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition.

We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605-25, Revenue Recognition. Our revenue is primarily derived from sales of subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customers do not have the contractual right to take possession of our on-demand software. Accordingly, we recognize subscription revenue equal to the lesser of (1) the cumulative amount of the aggregate contractually committed subscription fee on a straight-line basis over the subscription term less amounts previously recognized or (2) the cumulative amount we have the right to invoice our customer less amounts previously recognized, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the contractually committed messaging volume, per-message fees are billed for the excess volume. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which the messages are sent. We also derive revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

We also derive revenue from professional services. Professional services revenue consists primarily of fees associated with campaign services, creative and strategic marketing services, technical services and education services. Revenue from professional services is recognized as services are rendered for time and material engagements or using a proportional performance model based on services performed for fixed fee consulting engagements. Education services revenue is recognized after the services are performed. Except for the setup fees described above, professional services sold with on-demand software subscriptions are accounted for separately as they have value to the customer on a standalone basis.

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

We are not able to demonstrate vendor-specific objective evidence, or VSOE, because we do not have sufficient instances of standalone subscription sales of our on-demand software nor are we able to demonstrate sufficient pricing consistency with respect to such sales. In addition, we do not have third-party evidence, or

TPE, of selling price with respect to subscription sales of our on-demand software because we were unable to identify another vendor that sells similar subscriptions due to the unique nature and functionality of our service offering. Therefore, we have determined our best estimate of selling price, or BESP, of subscriptions to our on-demand software based on the following:

•

The list price, which represents a component of our current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment.

•	An analysis of the historical pricing with respect to both our bundled and standalone arrangements for subscriptions to our on-demand software.

We have established VSOE of selling price for those professional services for which we are able to demonstrate sufficient pricing consistency. For all other professional services, we have determinined BESP based on an analysis of separate sales of such professional services.

Accounting for Income Taxes.

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the United States and various foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for changes in accounting policies and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying business. In evaluating the objective evidence that historical results provide, we consider our results of operations.

As of December 31, 2011, we had federal and state net operating loss carryforwards for financial reporting purposes of approximately $20.2 million and $22.8 million, respectively. The net operating loss carryforwards will expire beginning in 2021 and 2014, respectively, if not utilized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, Income Taxes, provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with ASC 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

As of December 31, 2011, we had federal research tax credit carryforwards of approximately $1.8 million that will expire beginning in 2012. We have recorded unrecognized tax benefits under ASC 740-10 related to federal research tax credit carryforwards of $0.8 million. We have also recorded unrecognized tax benefits under ASC 740-10 related to state research tax credits utilized of $0.7 million, of which $0.6 were utilized. We believe that our unrecognized tax benefits related to research credits could change within the coming year as additional information becomes available. The direction and magnitude of any change is uncertain. We will update the unrecognized tax benefits of research tax credits as new information becomes available.

We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have recorded $0.8 million of deferred tax liability for certain acquisition-related basis differences. We have not recorded a deferred tax liability of approximately $0.2 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.5 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Goodwill.

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with ASC 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in one reporting unit and have selected November 30 as the date to perform our annual impairment test. In the valuation of our goodwill, we must make assumptions regarding estimated future cash flows to be derived from our reporting unit. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. We have the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In 2011, we elected to bypass the qualitative assessment and perform an impairment test that involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting unit to its net book value, including goodwill. If the net book value exceeds the reporting unit’s fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our company to its net book value. In calculating the implied fair value of our goodwill, the fair value of our company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of our company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We were not required to perform the second step of the goodwill impairment test in 2011. We did not record any charges related to goodwill impairment during the years ended December 31, 2011, 2010 and 2009.

Long-lived Assets, Purchased Intangible Assets and Equity Method Investments.

Purchased intangible assets with a determinable economic life and long-lived assets are carried at cost, less accumulated amortization and depreciation. Amortization and depreciation is computed over the estimated useful life of each asset on a straight-line basis. Equity method investments are carried at cost and are adjusted for our share of the equity method investment earnings. We review our long-lived assets, purchased intangible assets and equity method investments for impairment in accordance with ASC 360-10, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of our assets.

Accounting for Stock-based Awards.

We record stock-based compensation expense in accordance with ASC 718-20, Compensation—Stock Compensation, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally, equal to the vesting period. As of December 31, 2011, we had approximately $24.3 million and $3.9 million of unrecognized stock-based compensation expense related to non-vested stock option awards and restricted stock units, respectively, that we expect to be recognized over a weighted-average period of 4.45 years and 3.67 years, respectively.

To date, we have generally granted stock options to employees that vest 25% one year from the vesting commencement date and 1/48th each month thereafter; however, during 2011 we granted certain stock options to employees that vest 20% one year from the vesting commencement date and 1/60th each month thereafter. Stock options have a contractual term of 10 years.

Restricted stock units vest 25% on each anniversary of the grant date.

The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable; these characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair value of our stock-based compensation. Consequently, there is a risk that our estimates of the fair value of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon exercise. Stock options may expire or result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, values may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements.

We calculated the fair value of options granted using the Black-Scholes pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Dividend yield (1)	— %	— %	— %
Risk-free rate (2)	1.22-2.61%	2.12-2.52%	2.94-3.48%
Expected volatility (3)	50.00-53.00%	50.00-51.02%	48.89-50.94%
Expected term—in years (4)	5.27-6.53	6.06	3.77-6.06

(1)	We have not declared or paid dividends to date and do not anticipate declaring dividends.
(2)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.
(3)	Prior to our initial public offering (“IPO”) in April 2011, there was no market for our common stock. Therefore, we estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life. We have continued to use this method subsequent to our IPO because of the limited trading history of our common stock.
(4)	The expected term of our options represents the period that the stock-based awards are expected to be outstanding. We have elected to use the simplified method described in SAB No. 107 to compute the expected term. Our stock plan provides for options that have a 10-year term.

We determine the fair value of restricted stock units to be the fair market value of the shares of common stock underlying the restricted stock units at the date of grant.

New Accounting Pronouncements

Accounting Standards Adopted During 2011.

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures related to our business combination acquisition of Eservices that was completed in January 2011.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. We early adopted this pronouncement in the fourth quarter of 2011 and its adoption did not have a material effect on our financial position or results of operations.

Recently Issued Accounting Standards.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011. Early application is permitted. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We will adopt these ASUs in the first quarter of 2012, which will have no effect on our financial position or results of operations but will affect the way we present comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. We will adopt this ASU in the first quarter of 2012, and we do not expect its adoption to have a material effect on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our expenses are incurred primarily in the United States, Australia, the United Kingdom and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of December 31, 2011 would result in a loss of approximately $0.3 million. As of December 31, 2011, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investements are in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of December 31, 2011 would not have a material impact on the fair value of our cash equivalents and short-term investments.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Responsys, Inc.

San Bruno, California

We have audited the accompanying consolidated balance sheets of Responsys, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 30, 2012

RESPONSYS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$73,456	$13,884
Short-term investments	21,300	—
Accounts receivable, net of allowances of $82 and $174 as of December 31, 2011 and 2010, respectively	20,706	18,101
Deferred taxes	5,393	7,288
Prepaid expenses and other current assets	3,599	5,347

Total current assets	124,454	44,620
Property and equipment—net	14,663	10,822
Goodwill	14,048	1,301
Intangible assets—net	3,386	529
Deferred taxes—noncurrent	5,057	5,190
Investment in unconsolidated affiliates	34	8,057
Other assets	904	1,381

Total assets	$162,546	$71,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,739	$1,162
Accrued compensation	6,916	3,516
Other accrued liabilities	2,914	3,866
Current portion of capital lease obligations	879	387
Current portion of deferred revenue	7,387	8,642

Total current liabilities	19,835	17,573
Capital lease obligations—noncurrent	1,154	—
Deferred revenue—noncurrent	323	382
Other long-term liabilities	977	770

Total liabilities	22,289	18,725

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $.0001 par value, no and 38,729 shares authorized as of December 31, 2011 and 2010, respectively; no and 30,159 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	62,028
Preferred stock, $.0001 par value, 5,000 and no shares authorized as of December 31, 2011 and 2010, respectively; no shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
Common stock, $.0001 par value; 250,000 and 62,500 shares authorized as of December 31, 2011 and 2010, respectively; 47,632 and 8,448 shares issued and outstanding at December 31, 2011 and 2010, respectively	5	1
Additional paid-in capital	155,428	12,860
Accumulated deficit	(14,794)	(22,765)
Accumulated other comprehensive income (loss)	(382)	1,051

Total stockholders’ equity	140,257	53,175

Total liabilities and stockholders’ equity	$162,546	$71,900

See notes to consolidated financial statements.

RESPONSYS, INC.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Subscription	$94,501	$69,284	$53,044
Professional services	40,438	24,787	13,599

Total revenue	134,939	94,071	66,643

Cost of revenue:
Subscription	27,918	20,221	15,109
Professional services	36,747	20,697	12,478

Total cost of revenue	64,665	40,918	27,587

Gross profit	70,274	53,153	39,056

Operating expenses:
Research and development	13,544	10,597	8,052
Sales and marketing	33,300	20,849	15,494
General and administrative	11,463	8,225	5,746
Gain on acquisition	(2,220)	—	—

Total operating expenses	56,087	39,671	29,292

Operating income	14,187	13,482	9,764

Other income (expense):
Interest income	60	4	16
Interest expense	(121)	(32)	(45)
Other income (expense), net	(207)	1,199	214

Total other income (expense)	(268)	1,171	185

Income before income taxes	13,919	14,653	9,949
Provision for income taxes	(5,824)	(5,821)	(4,063)
Equity in net loss of unconsolidated affiliates	(124)	(234)	—

Net income	$7,971	$8,598	$5,886

Net income attributable to common stockholders:
Basic	$5,019	$802	$186

Diluted	$5,190	$1,179	$299

Net income per share attributable to common stockholders:
Basic	$0.14	$0.09	$0.02

Diluted	$0.12	$0.08	$0.02

Shares used in computation of net income per share attributable to common stockholders:
Basic	35,278	8,527	7,518

Diluted	41,734	14,464	14,302

See notes to consolidated financial statements.

RESPONSYS, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount
BALANCE—December 31, 2008	29,434	$60,078	7,430	$1	$6,096	$(79)	$(29,875)	$(184)	$36,037
Cumulative adjustment to beginning balance upon adoption of Accounting Standards Codification No. 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity	—	(160)	—	—	—	—	(1,781)	—	(1,941)
Exercise of common stock options	—	—	896	—	177	—	—	—	177
Issuance of vested common stock options for business acquisition	—	—	—	—	31	—	—	—	31
Exercise of preferred stock warrants	725	2,110	—	—	—	—	—	—	2,110
Stock-based compensation expense	—	—	—	—	1,557	79	—	—	1,636
Tax benefit from employees stock plans	—	—	—	—	843	—	—	—	843
Net income	—	—	—	—	—	—	5,886	—	5,886
Foreign currency translation adjustment	—	—	—	—	—	—	—	38	38

Comprehensive income	—	—	—	—	—	—	—	—	5,924

BALANCE—December 31, 2009	30,159	62,028	8,326	1	8,704	—	(25,770)	(146)	44,817
Exercise of common stock options	—	—	960	—	322	—	—	—	322
Stock-based compensation expense	—	—	—	—	2,506	—	—	—	2,506
Repurchase of common stock	—	—	(838)	—	(107)	—	(5,593)	—	(5,700)
Tax benefit from employees stock plans					1,435				1,435
Net income	—	—	—	—	—	—	8,598	—	8,598
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,197	1,197

Comprehensive income	—	—	—	—	—	—	—	—	9,795

BALANCE—December 31, 2010	30,159	62,028	8,448	1	12,860	—	(22,765)	1,051	53,175
Exercise of common stock options	—	—	2,378	—	1,487	—	—	—	1,487
Issuance of common stock, net	—	—	6,482	1	69,894	—	—	—	69,895
Conversion of preferred stock	(30,159)	(62,028)	30,159	3	62,025	—	—	—	—
Warrant exercise	—	—	16	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,713	—	—	—	3,713
Tax benefit from employees stock plans	—	—	—	—	4,260	—	—	—	4,260
Issuance of common stock in connection with business acquisition	—	—	149	—	1,189	—	—	—	1,189
Net income	—	—	—	—	—	—	7,971	—	7,971
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,436)	(1,436)
Unrealized short-term investment gains	—	—	—	—	—	—	—	3	3

Comprehensive income	—	—	—	—	—	—	—	—	6,538

BALANCE—December 31, 2011	—	$—	47,632	$5	$155,428	$—	$(14,794)	$(382)	$140,257

See notes to consolidated financial statements.

RESPONSYS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$7,971	$8,598	$5,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	(79)	63	521
Depreciation and amortization	9,669	5,779	4,329
Stock-based compensation	3,713	2,506	1,636
Gain on acquisition	(2,220)	—	—
Net change in call and put options	—	(1,517)	—
Deferred tax assets	4,375	4,605	2,932
Excess tax benefits from stock-based compensation	(1,387)	(172)	—
Equity in net loss of unconsolidated affiliates	124	234	—
Other	88	—	169
Changes in operating assets and liabilities—net of business acquired:
Accounts receivable	(491)	(4,420)	(3,956)
Prepaid expenses and other current assets	(307)	(1,552)	(119)
Other assets	(668)	—	(41)
Accounts payable	(116)	604	(1,292)
Accrued compensation	2,874	312	1,332
Other accrued liabilities	1,069	438	949
Deferred revenue	(1,699)	3,440	507
Other long-term liabilities	84	502	49

Net cash provided by operating activities	23,000	19,420	12,902

Cash flows from investing activities:
Purchases of property and equipment	(7,535)	(7,917)	(2,245)
Addition of capitalized software development costs	(439)	(430)	(823)
Business acquisition, net of cash received	(6,101)	(325)	(892)
Purchase of short-term investments	(24,131)	—	—
Redemption of short-term investments	2,750	—	—
Investment in unconsolidated affiliates	(381)	(7,013)	—

Net cash used in investing activities	(35,837)	(15,685)	(3,960)

Cash flows from financing activities:
Proceeds from issuance of common shares	1,189	322	177
Proceeds from early exercise of stock options	153	643	—
Proceeds from initial public offering, net	72,182	—	—
Repurchase of common stock	—	(5,700)	—
Payments of offering costs	(1,674)	(735)	—
Principal payments on capital lease obligations	(752)	(417)	(518)
Excess tax benefits from stock-based compensation	1,387	172	—

Net cash provided by (used in) financing activities	72,485	(5,715)	(341)

Effect of foreign exchange rate changes on cash and cash equivalents	(76)	114	19

Net increase in cash and cash equivalents	59,572	(1,866)	8,620
Cash and cash equivalents at beginning of period	13,884	15,750	7,130

Cash and cash equivalents at end of period	$73,456	$13,884	$15,750

Noncash financing and investing activities:
Issuance of vested common stock options in connection with business acquisition	$—	$—	$31

Cashless exercise of Series E preferred stock warrants	$—	$—	$2,110

Issuance of common stock in connection with business acquisition	$1,189	$—	$—

Fair value of put option	$—	$523	$—

Fair value of call option	$—	$2,208	$—

Unpaid consideration for investment in unconsolidated affiliates	$—	$381	$—

Unpaid deferred offering costs	$—	$399	$—

Purchase of property and equipment under capital lease	$2,398	$87	$—

Purchase of property and equipment on account	$637	$128	$773

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$103	$32	$45

Cash paid during the period for taxes	$903	$486	$1,010

See notes to consolidated financial statements.

RESPONSYS, INC.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California on February 3, 1998 and reincorporated from the state of California to the state of Delaware in March 2011. The Company’s solution is comprised of its on-demand software and professional services. The Company’s core offering, the Responsys Interact Suite, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social and the web. The Company has offices in North America, Australia, India and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

In April 2011, the Company completed an initial public offering (“IPO”) of its common stock in which it issued and sold 6,467,948 shares of common stock, at a price of $12.00 per share. The Company raised a total $72.2 million in net proceeds after deducting underwriting discounts and commissions of $5.4 million. Offering costs totaled $2.4 million and as of December 31, 2011, all offering costs had been paid. Upon the closing of the offering, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into 30,158,928 shares of common stock.

Certain Significant Risks and Uncertainties.

The Company participates in a dynamic high-technology industry. Changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations or cash flows: competition; advances and trends in new technologies and industry standards; the early stage of some of the Company’s target markets; customer retention rates; security risks; market acceptance of the Company’s offerings; litigation or claims against the Company based on intellectual property rights, patent, product, regulatory or other factors; general economic conditions; and the Company’s ability to attract and retain employees necessary to support its growth.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated.

The Company purchased the remaining equity interests in Eservices Group Pty Ltd (“Eservices”), an Australian company, in January 2011, and as such, the accounts of Eservices were consolidated with the accounts of the Company as of and for the year ended December 31, 2011.

Foreign Currency Translation.

The functional currency of the Company’s foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiary’s financial statements are recorded as a component of accumulated other comprehensive income (loss). The Company records net gains and losses resulting from foreign exchange transactions as a component of other income (expense), net. Such amounts were not significant during any of the periods presented.

Use of Estimates.

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of equity awards issued, the fair value of its initial 50% investment in Eservices immediately prior to the acquisition of the remaining 50%, the fair value of its call and put options related to the Company’s initial 50% equity investment in Eservices, the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Concentration of Credit Risk.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents are invested in interest bearing money market funds that invest in short-term U.S. government obligations, which include U.S. Treasury and other securities issued or guaranteed by the U.S. government or any of its agencies, authorities, instrumentalities or sponsored entities and related repurchase agreements. The Company’s short-term investments consist of U.S. Treasury and other securities issued or guaranteed by the U.S. government or its agencies. The Company does not hold or issue financial instruments for trading purposes. As part of the Company’s cash management process, the Company performs periodic evaluations of the relative credit standings of these financial institutions.

The Company does not require its customers to provide collateral to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated credit losses. No single customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009 or 10% or more of the Company’s accounts receivable as of December 31, 2011 and 2010.

Fair Value of Financial Instruments.

Cash equivalents and short-term investments are recorded at fair value. The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these items. Management believes that the Company’s capital lease obligations bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

Cash and Cash Equivalents.

The Company considers all highly liquid securities with original maturities of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist of amounts held in interest-bearing money market funds that were readily convertible to cash and for which the cost approximates fair value.

Short-term Investments

Short-term investments consist of U.S. Treasury and Agency securities that are classified as available-for-sale and recorded at fair value. The determination of fair value is further detailed in Note 14. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment.

Unrealized gains and losses, net of tax, are included in accumulated other comprehensive income. The amortization of premiums and discounts on the investments and realized gains and losses on available-for-sale debt securities are included in other income (expense), net. The Company uses the specific-identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

Accounts Receivable.

The Company records accounts receivable at the invoiced amount and it does not charge interest. Management reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. The Company reserves for receivables that are determined to be uncollectible, if any, in its allowance for doubtful accounts. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets, generally over the following periods:

Depreciation Life (Years)
Computers and equipment	3 years
Software	3-5 years
Furniture and fixtures	3-5 years
Capitalized software	5 years
Leasehold improvements	Shorter of remaining lease term or useful life

Goodwill.

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected November 30 as the date to perform its annual impairment test. In the valuation of its goodwill, the Company must make assumptions regarding estimated future cash flows to be derived from the Company. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. The Company has the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In 2011, the Company elected to bypass the qualitative assessment and perform an impairment test that involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company was not required to perform the second step of the goodwill impairment test in 2011. There was no impairment of goodwill recorded for the years ended December 31, 2011, 2010 or 2009.

Long-lived Assets, Purchased Intangible Assets and Equity Method Investments.

Purchased intangible assets with a determinable economic life and long-lived assets are carried at cost, less accumulated amortization and depreciation. Amortization and depreciation is computed over the estimated useful life of each asset on a straight-line basis. Equity method investments are carried at cost and are adjusted for the Company’s share in the equity method investment income (loss). The Company reviews its long-lived assets, purchased intangible assets and equity method investments for impairment in accordance with ASC 360-10, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, impairment is measured by comparing the carrying value of the assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, an impairment loss would be recognized based on the fair value of the assets. There was no impairment recorded for the years ended December 31, 2011, 2010 and 2009.

Segment Reporting.

The Company is organized and operates in one reportable industry segment: the delivery of on-demand marketing service and related professional services. The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance.

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Subscription
United States	$77,168	$61,124	$45,546
International	17,333	8,160	7,498
Professional services
United States	29,560	22,801	12,133
International	10,878	1,986	1,466

Total revenue	$134,939	$94,071	$66,643

No individual country other than the United States accounted for 10% or more of revenue for the years ended December 31, 2011, 2010 and 2009.

Property and equipment by geographic region were as follows (in thousands):

	As of December 31,
	2011	2010
United States	$13,853	$10,414
International	810	408

Total property and equipment—net	$14,663	$10,822

Revenue Recognition.

The Company recognizes revenue in accordance with ASC 605-25, Revenue Recognition. The Company’s revenue is primarily derived from sales of subscriptions to its on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customer agreements are non-cancellable for a minimum period, generally one year but ranging up to three years. Customers do not have the contractual right to take possession of the Company’s on-demand software. Accordingly, the Company recognizes subscription revenue equal to the lesser of (1) the cumulative amount of the aggregate contractually committed subscription fee on a straight-line basis over the subscription term less amounts previously recognized or (2) the cumulative amount the Company has the right to invoice its customer less amounts previously recognized, provided that an enforceable contract has been signed by both parties, access to its software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the contractually committed messaging volume, per-message fees are billed for the excess volume. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which the messages are sent. The Company also derives revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

The Company also derives revenue from professional services. Professional services revenue consists primarily of fees associated with campaign services, creative and strategic marketing services, technical services and education services. Revenue from professional services is recognized as services are rendered for time and material engagements or using a proportional performance model based on services performed for fixed fee consulting engagements. Education services revenue is recognized after the services are performed. Except for the setup fees described above, professional services sold with on-demand software subscriptions are accounted for separately as they have value to the customer on a standalone basis.

At the inception of a customer contract, the Company makes an assessment as to that customer’s ability to pay for the services provided. The Company bases its assessment on a combination of factors, including a financial review or a credit check and its collection experience with the customer. If the Company subsequently determines that collection from the customer is not reasonably assured, the Company ceases recognizing revenue until cash is received from the customer. Changes in its estimates and judgments about whether collection is reasonably assured would change the timing of the revenue the Company recognizes and/or the amount of bad debt expense that it records.

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of professional services fees or the unearned portion of fees from subscriptions to the Company’s on-demand software.

Revenue is recorded net of any sales, use or other similar taxes that the Company is required to collect from customers for remittance to governmental authorities.

Revenue recognition for arrangements with multiple deliverables.

A multiple-element arrangement includes the sale of a subscription to the Company’s on-demand software with one or more associated professional service offerings, each of which are individually considered separate units of accounting. In determining whether professional services represent a separate unit of accounting the Company considers the availability of the services from other vendors. The Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable.

The Company is not able to demonstrate vendor-specific objective evidence (“VSOE”) because it does not have sufficient instances of standalone subscription sales of its on-demand software nor is it able to demonstrate sufficient pricing consistency with respect to such sales. In addition, the Company does not have third-party evidence (“TPE”) of selling price with respect to subscription sales of its on-demand software because it was unable to identify another vendor that sells similar subscriptions due to the unique nature and functionality of its service offering. Therefore, the Company has determined its best estimate of selling price (“BESP”) of subscriptions to its on-demand software based on the following:

•

The list price, which represents a component of the Company’s current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment.

•	An analysis of the historical pricing with respect to both the Company’s bundled and standalone arrangements to subscriptions to its on-demand software.

The Company has established VSOE of selling price for those professional services for which it is able to demonstrate sufficient pricing consistency. For all other professional services, the Company has determined BESP based on an analysis of separate sales of such professional services.

Cost of Revenue.

Cost of subscription revenue primarily consists of hosting costs, data communications expenses, personnel and related costs, including salaries and employee benefits, allocated overhead, software license fees, costs associated with website development activities, amortization expense associated with capitalized software and depreciation and amortization expense associated with computer equipment. Cost of professional services revenue primarily consists of personnel and related costs and allocated overhead.

Stock-based Compensation.

The Company records stock-based compensation expense in accordance with ASC 718-20, Compensation—Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period. Generally, stock options granted to employees vest over a four-year period, with 25% vesting one year from the vesting commencement date and 1/48th each month thereafter. In 2011 certain stock options were granted with a five-year vesting term, with 20% vesting one year from the vesting commencement date and 1/60th each month thereafter. Options have a contractual term of 10 years. Restricted stock units vest 25% on each anniversary of the grant date.

Determining Fair Value.

The Company calculates the fair value of options granted by using the Black-Scholes pricing model with the following assumptions:

Expected Volatility

Prior to the Company’s IPO in April 2011, there was no market for the Company’s common stock. Therefore, the Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life. The Company has contuned to use this method subsequent to its IPO because of the limited trading history of its common stock.

Expected Term

The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. The Company’s stock plan provides for options that have a 10-year term.

Risk-Free Interest Rate

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.

Dividend Yield

The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Website Development Costs and Software Development Costs.

Costs incurred in connection with the development of the Company’s on-demand software solution are accounted for in accordance with ASC 350-50, Website Development Costs, and ASC 350-40, Internal-use Software. All costs incurred in the preliminary project and post-implementation stages are expensed as incurred, and certain costs incurred in the development stage of the project are capitalized if certain criteria are met. Once the software is available for general release, the capitalized costs are amortized over the expected useful life of the software on a straight-line basis. The Company currently estimates a useful life of five years with respect to its capitalized software.

The Company capitalized $0.4 million, $0.4 million and $0.8 million of costs in the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense totaled approximately $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized software, net of accumulated amortization, was $1.8 million and $1.8 million at December 31, 2011 and 2010, respectively.

Research and Development Costs.

Research and development costs are expensed as incurred.

Advertising Costs.

Advertising costs are expensed as incurred. Advertising expenses were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes.

The Company accounts for income taxes using an asset and liability approach to record deferred income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes, and such amounts recognized for income tax purposes, net of operating loss carryforwards and other tax credits, measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more-likely-than-not to be realized. The Company recognizes uncertain tax positions when it is more likely than not that the position will be sustained upon examination. Interest and penalties related to uncertain tax positions are included in income tax expense.

Comprehensive Income.

Accumulated other comprehensive income consisted of the following (in thousands):

	As of December 31,
	2011	2010
Accumulated translation adjustments	$(385)	$1,051
Unrealized investment gain	3	—

Total accumulated other comprehensive income	$(382)	$1,051

Comprehensive income consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income	$7,971	$8,598	$5,886
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,436)	1,197	38
Unrealized short-term investment gains	3	—	—

Comprehensive income	$6,538	$9,795	$5,924

3.	NET INCOME PER SHARE

In April 2011, all of the Company’s then outstanding convertible preferred stock automatically converted into common stock in connection with its IPO. For periods that ended prior to such conversion, basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities. The holders of Series E convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.0196 per share, payable prior and in preference to any dividends on any other shares of the Company’s preferred and common stock. Holders of Series A, B, C and D convertible preferred stock were entitled to receive noncumulative dividends at the annual rate of $0.224, $1.304, $0.508, and $0.508 per share of Series A, B, C and D convertible preferred stock, respectively, payable prior and in preference to any dividends on any other shares of the Company’s common stock. In the event a dividend was paid on common stock, the convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as-if converted basis). Subsequent to the Company’s IPO and the automatic conversion of the outstanding convertible preferred shares, the Company had no other participating securities and the two-class method is no longer applicable.

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A, Series B, Series C, Series D and Series E convertible preferred stock non-cumulative dividends, between common stock and Series A, Series B, Series C, Series D and Series E convertible preferred stock. In computing diluted net income attributed to common stockholders, undistributed earnings are re-allocated to reflect the potential impact of dilutive securities. Basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net income per common share excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net income per common share is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options to purchase common stock, common stock subject to repurchase and warrants to purchase preferred and common stock are considered to be common stock equivalents.

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$7,971	$8,598	$5,886
Non-cumulative dividends on convertible preferred stock	(1,589)	(4,960)	(4,960)
Undistributed earnings allocated to convertible preferred stock	(1,363)	(2,836)	(740)

Net income attributed to common stockholders—basic	$5,019	$802	$186

Diluted:
Net income attributed to common stockholders—basic	$5,019	$802	$186
Undistributed earnings re-allocated to common stockholders	171	377	113

Net income attributed to common stockholders—diluted	$5,190	$1,179	$299

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	35,278	8,527	7,518

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	35,278	8,527	7,518
Effect of potentially dilutive securities:
Repurchaseable share options	14	—	—
Restricted stock units	1	—	—
Employee share options	6,441	5,937	6,775
Common share warrants	—	—	9

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	41,734	14,464	14,302

Net income per share attributable to common stockholders:
Basic	$0.14	$0.09	$0.02

Diluted	$0.12	$0.08	$0.02

The table below presents potential shares of common stock that were excluded from the computation of net income per share as they were anti-dilutive using the treasury stock method (in thousands):

	Year Ended December 31,
	2011	2010	2009
Employee share options	3,028	2,290	3,613
Repurchaseable share options	7	72	7
Restricted stock units	233	—	—

Total	3,268	2,362	3,620

4.	NEW ACCOUNTING STANDARDS

Accounting Standards Adopted During 2011.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures related to its business combination acquisition of Eservices that was completed in January 2011.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. The Company early adopted this pronouncement for its goodwill impairment test in the fourth quarter of 2011.

Recently Issued Accounting Standards.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011. Early application is permitted. In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company will adopt these ASUs in the first quarter of 2012, which will have no effect on its financial position or results of operations but will affect the way it presents comprehensive income.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company will adopt this ASU in the first quarter of 2012, and does not expect its adoption to have a material effect on its financial position or results of operations.

5.	BUSINESS COMBINATIONS

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

On January 3, 2011, the Company completed the acquisition (the “Acquisition”) of the remaining equity interests in Eservices, pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, as amended effective January 1, 2011 (the “Agreement”). With the Acquisition, the Company acquired a knowledgeable work force as well as the opportunity to expand the scope of its business internationally, increase its customer base through the acquisition of the customer list and grow its professional services and sales teams. The Agreement accelerated the purchase of the remaining 50% of the common shares of Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of the Company’s common stock valued at approximately $1.2 million. As a result of this accelerated Acquisition, the Call Option and Put Option were cancelled and, as such, the Company included the $1.7 million net asset as part of its consideration given for the acquisition of Eservices. Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce, as well as the opportunity for international expansion and other growth opportunities. Goodwill is not deductible for tax purposes. As of March 31, 2011 the full consideration had been paid.

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

The fair value of Eservices immediately prior to the acquisition of its remaining 50% interest was approximately $17.8 million. The Company estimated the fair value based on the consideration it paid for the remaining 50% interest less a control discount factor. The Company recorded a $2.2 million gain on acquisition which consisted of approximately $1.0 million for the fair value adjustment of its initial investment in Eservices and $1.2 million for the recognition of foreign exchange gains.

The amount of Eservices’ revenue and net loss included in the Company’s consolidated statement of income was $11.3 million and $0.8 million, respectively, for the year ended December 31, 2011. The following pro forma combined financial information gives effect to the acquisition of Eservices as of January 1, 2010. This combined financial information is based upon the historical financial statements of the Company and Eservices for the respective periods. The pro forma information is not intended to represent or be indicative of the results of operations of the Company that would have been reported had the Acquisition occurred as of the beginning of the periods presented and should not be taken as representative of the future consolidated results of operations of the combined companies.

	Year Ended December 31,
	2011	2010
Revenue	$134,939	$103,428
Operating income	12,072	14,973
Income before income taxes	11,804	14,814
Net income	6,713	8,639

Under ASC 805-10, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were $0 and $0.4 million for the years ended December 31, 2011 and 2010, respectively, and are included in general and administrative expense. These costs have been included in the pro forma combined financial information for the year ended December 31, 2010. In addition, the $2.2 million gain on acquisition and related tax effect represent a non-recurring gain and have been excluded from the pro forma combined financial information for the year ended December 31, 2011 and included in the pro forma combined financial information for the year ended December 31, 2010.

The Company accounted for its initial 50% investment in Eservices under the equity method. Condensed financial information of Eservices as of December 31, 2010 and for the period from July 1, 2010 to December 31, 2010 is as follows:

December 31, 2010
Assets:
Current assets	$1,490
Noncurrent assets	7,889

Total assets	$9,379

Liabilities and owners’ equity:
Current liabilities	$668
Noncurrent liabilities	954
Owners’ equity	7,757

Total liabilities and owners’ equity	$9,379

For the Six Months Ended December 31, 2010
Revenue	$2,234
Operating expenses	(2,531)

Loss before tax benefit	(297)
Income tax benefit	82

Net loss	$(215)

Smith-Harmon, Inc.

On November 16, 2009, the Company acquired all of the equity interests of Smith-Harmon, Inc. (“Smith-Harmon”), a privately-held company based in Seattle, Washington, that provided marketing consulting services.

With this acquisition, the Company acquired a knowledgeable work force as well as the opportunity to increase its market share through the acquisition of the customer list. Total cost for the acquisition was approximately $1.3 million, which includes approximately $1.2 million in cash, and options to purchase 100,000 shares of common stock valued at approximately $31,000. Of the $1.2 million cash consideration, $0.9 million was paid in 2009 and $0.3 million was paid in 2010. Goodwill recorded as a result of this acquisition is not deductible for tax purposes. The full cash consideration had been paid by December 31, 2010.

6.	SHORT-TERM INVESTMENTS

The following table summarizes the Company’s investments in available-for-sale securities (in thousands):

	As of December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury securities	$2,005	$1	$—	$2,006
U.S. Agency securities	19,292	2	—	19,294

	$21,297	$3	$—	$21,300

Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in other income (expense), net in the Company’s consolidated statements of income.

At December 31, 2011, all available-for-sale securities mature within one year.

7.	PROPERTY AND EQUIPMENT—NET

Property and equipment as of December 31, 2011 and 2010, consisted of the following (in thousands):

	As of December 31,
	2011	2010
Computers and equipment	$25,623	$20,670
Software	8,976	4,558
Furniture and fixtures	1,443	598
Capitalized software	3,008	2,569
Leasehold improvements	726	713

Total property and equipment—cost	39,776	29,108
Less: accumulated depreciation	(25,113)	(18,286)

Total property and equipment—net	$14,663	$10,822

Depreciation expense was $7.3 million, $5.5 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company acquired equipment that was financed with capital leases in the amount of $2.4 million, $0.1 million and $0 during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, $2.1 million and $0.3 million, respectively, were included in the Company’s computers and equipment balance, net of accumulated depreciation.

8.	GOODWILL

Goodwill consisted of the following (in thousands)

	As of December 31,
	2011	2010
Balance, beginning of year	$1,301	$1,301
Additions	12,866	—
Foreign currency translation	(119)	—

Balance, end of year	$14,048	$1,301

The functional currency of the Company’s Australian foreign subsidiary, where the majority of goodwill is recorded, is the local currency. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in accumulated other comprehensive income (loss).

9.	INTANGIBLE ASSETS

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. Intangible assets consist of customer lists and trade name, which are being amortized over a period of two to five years.

Amortization expense was $2.3 million, $0.3 million and an immaterial amount for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible assets as of December 31, 2011 and 2010, consisted of the following (in thousands):

	As of December 31, 2011			As of December 31, 2010
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Customer lists	$5,529	$(2,401)	$3,128	$645	$(233)	$412
Trade name	230	(117)	113	149	(32)	117
Other	187	(42)	145	—	—	—

	$5,946	$(2,560)	$3,386	$794	$(265)	$529

The estimated future amortization expense related to intangible assets as of December 31, 2011, is as follows (in thousands):

Amortization
2012	2,244
2013	1,044
2014	59
2015	23
2016	16

Total amortization	$3,386

10.	COMMITMENTS AND CONTINGENCIES

Lease Commitments.

The Company leases its facilities under noncancelable operating lease agreements expiring primarily between 2012 and 2018. Certain of these arrangements have free or escalating rent payment provisions. Under such arrangements the Company records a deferred rent liability within other accured liabilities (current portion) and other long-term liabilities (non-current portion) and recognizes rent expense on a straight-line basis.

In November 2011, the Company entered into a lease agreement for its new headquarters facility. The lease term will commence in June 2012 with a term of six years and a five-year extension option. The Company will control the physical use of the property prior to the lease commencement date to make tenant improvements.

In April 2011, the Company entered into a software license agreement with an enterprise software company for database and application server software and technical support. The capital lease payments include interest at an effective rate of 3.8% per annum. The capital lease is collateralized by the leased asset. Total minimum future lease payments under operating and capital leases as of December 31, 2011 were as follows (in thousands):

	Operating	Capital
2012	$3,331	$934
2013	3,027	953
2014	2,348	229
2015	1,985	—
2016	1,817	—
Thereafter	2,550	—

Total minimum lease payments	$15,058	2,116

Less: amount representing interest		(83)

Present value of minimum lease payments		2,033
Less: current portion of capital lease obligations		(879)

Capital lease obligations—noncurrent		$1,154

Rental expense under the Company’s operating leases was $2.8 million, $2.0 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Legal Proceedings.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources. As of December 31, 2011, the Company was not party to any material legal proceedings.

Indemnifications.

From time to time, in the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations have not been material.

11.	STOCKHOLDERS’ EQUITY

Reincorporation and Reverse Stock Split.

In March 2011, the Company reincorporated from the state of California to the state of Delaware by means of a merger with and into a wholly-owned subsidiary, Responsys, Inc., a Delaware corporation. In connection with the reincorporation, the Company executed a 1-for-4 reverse stock split of its common stock and convertible preferred stock (collectively, “Capital Stock”). On the effective date of the reverse stock split, (i) each 4 shares of outstanding Capital Stock were reduced to one share of Capital Stock; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable was proportionately reduced on a 4-to-1 basis; and (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock was proportionately increased on a 1-to-4 basis. All share and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-4 reverse stock split.

In connection with the IPO, the Company filed its amended and restated certificate of incorporation. As of December 31, 2011, under the Company’s Certificate of Incorporation, as amended, the Company is authorized to issue 5 million shares of preferred stock with a par value of $0.0001 per share and 250 million shares of common stock with par value of $0.0001 per share.

Preferred Stock

The board of directors is authorized to provide for the issuance of one or more series of preferred stock and to establish the powers, preferences and rights of the preferred shares.

Prior to the closing of the IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. As of December 31, 2011, the Company had no convertible preferred shares outstanding.

Common Stock.

In March 2011, the Company issued 15,000 shares of common stock to a director at a purchase price of $8 per share.

In April 2011, the Company issued 6,467,948 shares of its common stock in connection with its IPO. Proceeds of the offering, net of underwriters’ discounts, were approximately $72.2 million and other expenses totaled approximately $2.4 million, resulting in net proceeds to the Company of approximately $69.8 million.

In May 2011, the Company issued 15,880 shares of common stock upon the net exercise of a warrant.

As of December 31, 2011 and 2010 the common stock reserved for issuance was as follows (in thousands):

	As of December 31,
	2011	2010
Outstanding options	11,393	10,937
Outstanding restricted stock units	288	—
Reserved for future option grants	7,735	811
Convertible preferred stock (as converted)	—	30,159
Warrants to purchase convertible preferred stock (as converted)	—	28

Total common stock reserved for issuance	19,416	41,935

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

The Company reserved 10,000,000 shares of its common stock for issuance under its 2011 Plan plus (i) 556,464 shares reserved but not issued or subject to outstanding awards under the 1999 Plan, (ii) shares that are subject to outstanding awards under the 1999 Plan which cease to be subject to such awards, and (iii) shares issued under the 1999 Plan which are forfeited or repurchased at their original issue price. The number of shares reserved for issuance under the Company’s 2011 Plan will increase automatically on the first day of January of each year from 2012 through 2015 by a number of shares equal to the lesser of (i) 5% of the total outstanding shares of its common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. In accordance with these provisions, the board of directors authorized a 1.5 million share increase in the number of shares reserved under the 2011 Plan in January 2012.

The 2011 Stock Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance shares and stock bonus awards to employees, consultants and outside directors of the Company. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs and direct awards or sales of shares may be granted to Company employees, consultants and outside directors.

As of December 31, 2011, awards issued under the 2011 Plan include both stock options and restricted stock units. Options under the 2011 Plan may be granted for periods of up to ten years, provided that: (i) the exercise price of an ISO and NSO will not be less than 100% of the fair market value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the fair market value of the shares on the date of grant. Options granted are generally not immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter. However, during 2011 the Company granted certain stock options to employees that vest 20% one year from the vesting commencement date and 1/60th each month thereafter. Restricted stock units generally vest 25% on each anniversary of the grant date.

The 1999 Stock Plan provided for the granting of ISOs, NSOs and shares of common stock to employees, consultants and outside directors of the Company. Options under the 1999 Stock Plan may be granted for periods of up to ten years, provided that: (i) the exercise price of an ISO and NSO shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the board of directors, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the board of directors. The purchase price of a share offered under the 1999 Stock Plan shall not be less than 85% of the fair market value of such shares on the date of grant, except for a 10% stockholder, in which case the exercise price shall not be less than 100% of the fair market value on the date of grant. Options granted under the 1999 Plan are immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter. The 1999 Plan provided that the unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. At December 31, 2011 and 2010, there were 84,436 and 148,047 shares subject to repurchase and therefore not considered outstanding. These shares have been reflected as exercised in the summary of option activity as of December 31, 2011. As of December 31, 2011 and 2010, a liability of $0.4 million and $0.6 million, respectively, was recorded for shares subject to repurchase.

A summary of the Company’s activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance—December 31, 2010	811	10,937	$1.55
Options authorized	10,000	—	—
Options granted	(3,040)	3,040	14.48
Options exercised	—	(2,317)	0.53
Options canceled	267	(267)	4.23
Common stock issuance	(15)	—	—
Restricted stock unit activity	(288)	—	—

Balance—December 31, 2011	7,735	11,393	5.14	6.56	$59,692

Vested and exercisable—December 31, 2011		6,377	1.23	4.76	$48,946

Vested and expected to vest—December 31, 2011		11,085	4.98	6.49	$59,372

The weighted-average grant date fair value of options granted during the year ended December 31, 2011, 2010 and 2009 was $7.54, $3.15 and $1.38 per share, respectively.

The total intrinsic value of options exercised during the year ended December 31, 2011, 2010 and 2009 was $19.6 million, $5.1 million and $2.5 million, respectively.

Compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009 was $3.5 million, $2.5 million and $1.6 million, respectively. As of December 31, 2011, there was approximately $24.3 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.45 years.

The following table summarizes the stock options outstanding as of December 31, 2011:

Restricted stock unit activity is as follows (in thousands):

	Number of Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value
Balance—December 31, 2010	—	$—
Granted	305	13.99
Forfeited	(17)	14.83

Balance—December 31, 2011	288	13.94	$2,559

Vested and expected to vest—December 31, 2011	200	13.94	$1,779

Compensation expense related to restricted stock units for the years ended December 31, 2011 was $0.2 million. There was no compensation expense related to restricted stock units for the years ended December 31, 2010 and 2009. As of December 31, 2011, there was approximately $3.9 million of total unrecognized compensation, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.67 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$1,004	$523	$332
Research and development	610	331	280
Sales and marketing	861	694	461
General and administrative	1,238	958	563

Total stock-based compensation expense	$3,713	$2,506	$1,636

Recognized tax benefit	$1,008	$742	$442

Determining Fair Value of Stock-based Compensation.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Year Ended December 31,
	2011	2010	2009
Dividend yield (1)	— %	— %	— %
Risk-free rate (2)	1.22-2.61%	2.12-2.52%	2.94-3.48%
Expected volatility (3)	50.00-53.00%	50.00-51.02%	48.89-50.94%
Expected term—in years (4)	5.27-6.53	6.06	3.77-6.06

(1)	The Company has not declared or paid dividends to date and does not anticipate declaring dividends.
(2)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.
(3)	Prior to the Company’s IPO in April 2011, there was no market for the Company’s common stock. Therefore, the Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life. The Company has continued to use this method subsequent to its IPO because of the limited trading history of its common stock.
(4)	The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. The Company’s stock plan provides for options that have a 10-year term.

The Company determines the fair value of RSUs to be the fair market value of the shares of common stock underlying the RSUs at the date of grant.

In accordance with ASC 718-20, the Company estimates potential forfeitures for stock grants and adjusts stock-based compensation expense accordingly. The estimate of potential forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

Performance-based Awards.

In 2008, the Company issued options to purchase 2,566,076 shares of common stock under the 1999 Stock Plan to executives. The shares were to vest over a service period but such vesting was to be accelerated in the event of an initial public offering. The Company used a Black-Scholes model to value the awards and determined that the grant-date fair value of these awards was $1.76 per share.

On July 22, 2009, the Company approved an exchange of the outstanding options granted to its executives in 2008. The exchange altered and extended the vesting term of the options and modified the performance criteria required for the options to become fully vested. The new option grants vest over a 119-month service period, or earlier upon achievement of a revenue milestone or a change in control of the Company. The Company accounted for the change in terms as a stock option modification, which requires the unrecognized stock compensation expense associated with the previous grant to be added to the incremental compensation cost of the new grants. The incremental compensation cost is equal to the difference between the fair value of the modified stock options on the date of modification and their fair values immediately prior to modification. The total amount is then recognized over the remaining service period. The Company used a Black-Scholes model to value the awards for the purpose of calculating the incremental fair value. The total fair value of the modified stock options increased by $0.2 million due to the change in terms.

The revenue milestone was achieved on March 31, 2011, and upon achievement of the milestone, 25% of each award became vested and exercisable for each 12-month period of service beginning with the vesting commencement date. Stock-based compensation expense related to performance-based awards was $0.9 million, $1.7 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

12.	INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income (loss) before income taxes
Domestic	$14,652	$14,375	$9,754
Foreign	(733)	278	195

Total income before income taxes	$13,919	$14,653	$9,949

The Company considers the earnings of its non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis that the foreign subsidiary has both the intent and ability to indefinitely reinvest undistributed earnings. The Company has recorded $0.8 million of deferred tax liability for certain acquisition-related basis differences. The Company has not recorded a deferred tax liability of approximately $0.2 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.5 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the foreign earnings, it would have to adjust the income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States.

The components of the benefit (provision) for income taxes for the year ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current provision:
Federal	$(4,090)	$(1,637)	$(1,010)
State	(591)	(573)	(741)
Foreign	(547)	(47)	(81)

Total current provision	(5,228)	(2,257)	(1,832)

Deferred provision:
Federal	(1,208)	(3,453)	(2,249)
State	(140)	(111)	18
Foreign	752	—	—

Total deferred provision	(596)	(3,564)	(2,231)

Total provision for income taxes	$(5,824)	$(5,821)	$(4,063)

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been reflected as an adjustment to additional paid-in capital. The benefit arising from employee stock option activity that resulted in an adjustment to additional paid-in capital was approximately $4.3 million, $1.4 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The provision for income taxes differs from the amount which would result by applying the applicable federal and state income tax rate to income before income taxes for the years ended December 31, 2011, 2010 and 2009. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision computed at federal statutory rate	$(4,732)	$(4,982)	$(3,383)
State tax provision—net of federal benefit	(737)	(738)	(477)
Research and development credits	165	153	—
Stock-based compensation	(358)	(182)	(168)
Foreign income taxed at different rate	(31)	38	(15)
Other	(131)	(110)	(20)

Provision for income taxes	$(5,824)	$(5,821)	$(4,063)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets as of December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets
Tax credit carry-forwards	$1,651	$799
Other reserves and accruals	2,577	2,048
Net operating losses	8,188	10,497
Stock compensation	2,137	1,437

Total deferred tax assets	14,553	14,781
Deferred tax liability
Depreciation and amortization	(4,103)	(2,303)

Net deferred tax asset	$10,450	$12,478

As of December 31, 2011, the Company had federal and state net operating loss carryforwards for financial reporting purpose of approximately $20.2 million and $22.8 million, respectively. The net operating loss carryforwards will expire beginning in 2021 and 2014, respectively, if not utilized. The Company has federal research tax credit carryforwards of approximately $1.8 million that will expire beginning in 2012. The Company also has federal and state AMT tax credit carryforwards of approximately $0.7 million and $0.1 million, respectively, that have no expiration date. Although the Company files U.S. federal, U.S. state and foreign tax returns, its major tax jurisdiction is the U.S.

If a future change in ownership of the Company exceeds specified limits, existing loss and credit carryforwards may become restricted as to their use. Such restrictions would lapse over a period of time determined by the relationship between the amount of the loss carryforwards and the valuation of the Company at the time of the ownership change. Any ownership change could significantly limit the Company’s ability to utilize its deferred tax assets. The Company’s existing loss and credit carryforwards are not subject to any ownership change limitations as a result of its recent IPO.

Due to net operating loss and research credit carryforwards, substantially all of the Company’s tax years, from 1998 through 2011, remain open to U.S. federal and state tax examinations. The Company classifies interest and penalties recognized pursuant to ASC 740 as part of income tax expense. An immaterial amount of interest and penalties related to unrecognized tax benefits has been accrued for the year ended December 31, 2011 and no amounts were accrued for the years ended December 31, 2010 and 2009. The Company anticipates its unrecognized tax benefits will increase in the next 12 months.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across its global operations. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company recognizes tax liabilities in accordance with ASC 740 and it adjust these liabilities when its judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from its current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	1,492	1,381	957
Additions based on tax positions related to the current year	104	111	424
Additions for tax positions related to prior years	—	—	—
Reductions for tax positions related to prior years	(21)

Balance, end of year	$1,575	$1,492	$1,381

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Unrecognized tax benefits in the amount of $1.3 million, $1.3 million and $1.2 million as of December 31, 2011, 2010 and 2009, respectively, would impact the effective rate, if recognized.

13.	RETIREMENT PLANS

The Company has a 401(k) retirement and savings plan (the “401(k) Plan”) covering all employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company made matching contributions in the amount of $1.3 million, $0.5 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

14.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

•

Level 3—Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The assets measured at fair value on a recurring basis and the input categories associated with those assets as of December 31, 2011 and 2010 were as follows (in thousands):

	As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents
Money market funds	$58,828	$58,828	$—	$—
Short-term investments
U.S. Treasury securities	$2,006	$—	$2,006	$—
U.S. Agency securities	$19,294	$—	$19,294	$—

	As of December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents
Money market funds	$9,281	$9,281	$—	$—
Prepaid expenses and other current assets
Call option	$2,208	$—	$—	$2,208
Other accrued liabilities
Put option	$523	$—	$—	$523

The U.S. Treasury securities are valued using Level 2 inputs because they are valued based upon inputs that are indirectly derived from observable market data. The valuations for the price quotes are derived from broker/dealer quotations or alternative pricing sources.

The U.S. Agency securities were valued using Level 2 inputs as the securities trade in less-active markets and their valuation is based upon inputs that are indirectly derived from observable market data. U.S. Agency securities trade primarily within secondary markets through broker/dealer quotations. Within these secondary markets, the valuations for the price quotes are derived from a less-active market whose prices vary from each respective pricing source. The fair value of U.S. Agency securities was calculated by taking the average price via distribution-curve based algorithms from multiple sources and determining a final consensus price.

With respect to the Call Option and Put Option described in Note 5, the Company elected to account for these financial instruments in accordance with ASC 825-25-10. The Call Option and Put Option were valued using Level 3 inputs as there were no observable inputs upon which to base a valuation. The share purchase agreement provided that payments to acquire the additional shares of Eservices in July 2011 and December 2011 would be an amount equal to 1.5 times Eservices’ revenue for the twelve months ending June 30, 2011 and from January 1, 2011 through December 31, 2011, respectively, prorated by the number of shares to be purchased. The estimated fair value of the Call Option and the Put Option was based on the Monte Carlo simulation model. The model takes into consideration the (1) estimated fair value of Eservices, which was estimated using the discounted cash flow method, the guideline company method and the mergers and acquisition method and (2) the estimated strike price for the Call Option and Put Option based on Eservices’ revenue for the twelve months ended June 30, 2011 and December 31, 2011. The revenues were modeled using the Monte Carlo simulation.

The Company initially recorded an asset of $1.7 million in prepaid expenses and other current assets and a liability of $1.6 million in other accrued liabilities relating to the Call Option and Put Option, respectively. As of December 31, 2010, the fair value of the Call Option was $2.2 million and the fair value of the Put Option was $0.5 million. Gains and losses from the changes in the fair values of the Call Option and the Put Option were recorded in other income (expense), net. The Company recognized a net gain of $1.5 million for the year ended December 31, 2010 related to the Call Option and the Put Option. The Call Option and the Put Option were cancelled in January 2011 in connection with the Company’s acquisition of the remaining equity interests of Eservices.

The roll-forward for the year ended December 31, 2011 and 2010 of the fair value of the Call Option and Put Option categorized with Level 3 inputs was as follows (in thousands):

	Year Ended December 31,
	2011	2010
Beginning of period call option	$2,208	$—
Acquisition date	—	1,728
Effect of foreign currency exchange rate	—	268
Change in fair market value	—	212
Cancellation	(2,208)	—

Ending of period call option	$—	$2,208

Beginning of period put option	$523	$—
Acquisition date	—	1,564
Effect of foreign currency exchange rate	—	264
Change in fair market value	—	(1,305)
Cancellation	(523)	—

Ending of period put option	$—	$523

15.	RELATED PARTY TRANSACTIONS

Equity Transactions

On December 15, 2010, the Company repurchased 250,006 shares of common stock from its Chief Executive Officer, at a purchase price equal to $7.40 per share, which was the most recent fair value of its common stock, as determined by its board of directors. The Company repurchased the shares pursuant to its exercise of its right of first refusal set forth in the 1999 Stock Plan agreement under which the shares were originally issued.

On December 16, 2010, the Company repurchased 125,000 shares of common stock from its Chief Customer Officer, at a purchase price equal to $7.40 per share, which was the most recent fair value of its common stock, as determined by its board of directors. The Company repurchased the shares pursuant to its exercise of its right of first refusal set forth in the 1999 Stock Plan agreement under which the shares were originally issued.

16.	SUBSEQUENT EVENT (UNAUDITED)

In March 2012, the Company entered into an agreement with the quotaholders of PM Comunicação LTDA (“Pmweb”) under which the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. Pmweb is a leading customer relationship management and digital marketing company in Brazil. In connection with the purchase of the quotas, the Company also agreed to make a direct investment in Pmweb of $70,000. The Company’s total investment remains at 19.9%.

The Company holds a call option to purchase the remaining 80.1% of Pmweb’s outstanding equity exercisable at the Company’s discretion at any time prior to March 31, 2014. The exercise price of the call option is based on Pmweb’s actual earnings before interest, taxes, depreciation and amortization for 2013. The Company also holds a put option under which it may sell its 19.9% investment in Pmweb to the quotaholder specified in the agreement in the event of any change in Pmweb’s corporate purpose at its original purchase price.

The Company expects to account for its investment in Pmweb using the cost method, as its investment is less than 20% and it does not expect to have significant influence or control over Pmweb.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The selected quarterly financial data was as follows (in thousands):

	Three Months Ended
	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010	Mar. 31, 2011(1)	Jun. 30, 2011(1)	Sep. 30, 2011(1)	Dec. 31, 2011(1)
	(in thousands)
Revenue	$19,381	$21,576	$22,442	$30,672	$30,142	$33,663	$33,890	$37,244
Total cost of revenue	8,568	9,310	10,639	12,401	14,763	15,933	16,435	17,534
Gross profit	10,813	12,266	11,803	18,271	15,379	17,730	17,455	19,710
Income before provision for income taxes	2,007	2,607	723	9,316	3,759	4,244	2,651	3,265
Net income	1,130	1,623	352	5,493	2,124	2,478	1,407	1,962
Net income attributable to common stockholders:
Basic	—	85	—	938	214	1,718	1,407	1,962
Diluted	—	124	—	1,385	305	1,774	1,407	1,962
Net income per share attributable to common stockholders:
Basic	$—	$0.01	$—	$0.11	$0.02	$0.05	$0.03	$0.04
Diluted	$—	$0.01	$—	$0.09	$0.02	$0.04	$0.03	$0.04

(1)	On January 3, 2011, the Company completed the acquisition of the remaining equity interests of Eservices. The Company initially acquired a 50% ownership interest in Eservices in July 2010, which was accounted for under the equity method. See Note 5 for more information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We have previously reported on-going remediation efforts relating to the material weakness identified as of December 31, 2010 related to insufficient personnel within our accounting function that possess an appropriate level of experience to effectively perform the following:

•	identify, select and apply U.S. GAAP sufficient to provide reasonable assurance that transactions were being appropriately recorded; and

•

design control activities over the financial close and reporting process necessary to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

During 2011, we addressed the material weakness through process improvements and the hiring of additional finance personnel. We have significantly expanded our finance organization by hiring a number of accounting and finance personnel with technical accounting and financial reporting experience. These include a new corporate controller, a revenue controller and a senior accounting manager. We have also implemented control procedures where control gaps existed, implemented additional reviews and processes where controls were not working, trained employees in the performance of these processes and controls, and implemented control procedures over the identification, selection and application of U.S. GAAP with respect to our accounting policies so that transactions are appropriately recorded. Specifically, we implemented processes and controls for identified individuals to follow during the month-end close process so that journal entries and reconciliations include appropriate documentation and are reviewed by accounting personnel independent of the preparation process. We also established processes to enhance our revenue review procedures through detailed reviews of customer contracts designed to appropriately recognize revenue in accordance with our revenue recognition policy. As of December 31, 2011, we have determined that our controls are designed to capture the information required to be disclosed by us in reports that we file or submit under the Exchange Act, that this information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Except for the efforts described above, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate information regarding our directors, executive officers and corporate governance into this section by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees as required by NASDAQ governance rules and as defined by applicable SEC rules. Our Code of Business Conduct and Ethics is available on the “Investors” section of our website at “http://investors.responsys.com/documents.cfm.” Stockholders may also obtain a print copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines by writing to the Secretary of Responsys at 900 Cherry Avenue, 5th Floor, San Bruno, California 94066. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Internal Revenue Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the corporate governance section of our website at “http://investors.responsys.com/documents.cfm.”

Item 11. Executive Compensation

We incorporate information regarding executive compensation into this section by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate information regarding security ownership of our beneficial owners, management and related stockholder matters into this section by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders and the securities authorized for issuance under our equity compensation plans into this section by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate information regarding certain relationships, related transactions and director independence into this section by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

Consolidated Financial Statements

The information concerning our consolidated financial statements, and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, Consolidated Financial Statements and Supplementary Data.

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2011	2010	2009
Allowance for Doubtful Accounts:
Beginning balance	$174	$393	$392
Bad debt expense (relief)	(79)	63	521
Write-offs	(13)	(282)	(520)

Ending balance	$82	$174	$393

The Financial Statement Schedules not listed have been omitted because they are not applicable or are not required or the information required to be set forth herein is included in the Consolidated Financial Statements or Notes thereto.

Exhibits

See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2012	By:	/s/ DANIEL D. SPRINGER
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2012	By:	/s/ CHRISTIAN A. PAUL
Christian A. Paul
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian A. Paul and Julian K. Ong, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL D. SPRINGER Daniel D. Springer	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 30, 2012

/s/ CHRISTIAN A. PAUL Christian A. Paul	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2012

/s/ ROBERT W. FRICK Robert W. Frick	Director	March 30, 2012

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	March 30, 2012

/s/ BRUCE GOLDEN Bruce Golden	Director	March 30, 2012

/s/ GREGORY C. GRETSCH Gregory C. Gretsch	Director	March 30, 2012

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	March 30, 2012

EXHIBIT INDEX

		Incorporated by-Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1#	Share Sale & Shareholders Agreement, dated July 1, 2010, between the Registrant, Eservices Group Pty Ltd, Diversified Marketing Services Pty Ltd, Cross Brothers Nominees Pty Ltd as trustee for APSN Trust, and O’Day Nominees Pty Ltd as trustee for O’Day Trust.	S-1	333-171377	2.1	12/23/2010

2.2#	Amendment to Share Sale and Shareholders Agreement dated January 2, 2011 between the Registrant, Eservices Responsys Pty Ltd (formerly Eservices Group Pty Ltd), Diversified Marketing Services Pty Ltd, Cross Brothers Nominees Pty Ltd and O’Day Nominees Pty Ltd.	S-1	333-171377	2.2	04/04/2011

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35125	3.1	05/23/2011

3.2	Bylaws of the Registrant.	10-Q	001-35125	3.2	05/23/2011

4.2	Third Amended and Restated Investors’ Rights Agreement, dated January 6, 2003, by and among Registrant and certain security holders of the Registrant.	S-1	333-171377	4.2	12/23/2010

4.4	Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated March 29, 2001, by and among the Registrant and certain securityholders of the Registrant.	S-1	333-171377	4.4	03/17/2011

10.1	Form of Indemnification Agreement.	S-1	333-171377	10.1	12/23/2010

10.2*	1999 Stock Plan, as amended, and forms of stock option and stock option exercise agreement.	S-1	333-171377	10.2	12/23/2010

10.3*	2011 Equity Incentive Plan, and forms of stock option award agreement, restricted stock award agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus award agreement.	S-1	333-171377	10.3	04/04/2011

10.4*	Offer Letter, dated March 23, 2004, between the Registrant and Daniel D. Springer.	S-1	333-171377	10.4	12/23/2010

		Incorporated by-Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5*	Offer Letter, dated August 16, 2006, between the Registrant and Christian A. Paul, as amended.	S-1	333-171377	10.5	12/23/2010

10.6*	Offer Letter, dated June 25, 2004, between the Registrant and Scott V. Olrich.	S-1	333-171377	10.6	12/23/2010

10.7*	Offer Letter, dated March 21, 2007, between the Registrant and Edward A. Henrich.	S-1	333-171377	10.7	02/08/2011

10.8*	Offer Letter, dated April 13, 2010, between the Registrant and Julian K. Ong.	S-1	333-171377	10.8	02/08/2011

10.9	Sublease Agreement, dated October 15, 2007, as amended by the First Amendment to Sublease Agreement, dated August 31, 2009, between the Registrant and The Gap, Inc.	S-1	333-171377	10.9	12/23/2010

10.10	Sub-sublease Agreement, dated May 4, 2010, by and between the Registrant and Business Alliance Insurance Company.	S-1	333-171377	10.10	12/23/2010

10.11	Master Agreement, dated as of February 25, 2009, between the Registrant and AT&T Corp.	S-1	333-171377	10.11	12/23/2010

10.12	Management M&A Incentive Plan, as adopted January 15, 2008.	S-1	333-171377	10.12	02/08/2011

10.13	Office Lease, dated November 18, 2011, between the Registrant and CA-Bayhill 4-7 Limited Partnership					X

21.1	List of subsidiaries of the Registrant.	S-1	333-171377	21.1	12/23/2010

23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney. (see page 93)					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

Incorporated by-Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). Registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.