Form 10-Q
period 2012-03-31
RESPONSYS INC
filed 2012-05-15
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were approximately 48,091,626 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of March 31, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$80,989	$73,456
Short-term investments	16,553	21,300
Accounts receivable, net of allowances of $165 and $82 as of March 31, 2012 and December 31, 2011, respectively	21,133	20,706
Deferred taxes – current	5,393	5,393
Prepaid expenses and other current assets	3,854	3,599

Total current assets	127,922	124,454
Property and equipment – net	14,088	14,663
Goodwill	14,312	14,048
Intangible assets – net	2,865	3,386
Deferred taxes – noncurrent	4,437	5,057
Other assets	3,247	938

Total assets	$166,871	$162,546

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,963	$1,739
Accrued compensation	5,376	6,916
Other accrued liabilities	3,319	2,914
Capital lease obligations – current	884	879
Deferred revenue – current	7,835	7,387

Total current liabilities	19,377	19,835
Capital lease obligations – noncurrent	931	1,154
Deferred revenue – noncurrent	338	323
Other long-term liabilities	1,030	977

Total liabilities	21,676	22,289

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.0001 par value; 5,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; no shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $.0001 par value; 250,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 48,003 and 47,632 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	157,862	155,428
Accumulated deficit	(12,697)	(14,794)
Accumulated other comprehensive income (loss)	25	(382)

Total stockholders’ equity	145,195	140,257

Total liabilities and stockholders’ equity	$166,871	$162,546

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Subscription	$27,205	$20,985
Professional services	10,849	9,157

Total revenue	38,054	30,142

Cost of revenue:
Subscription	7,445	6,514
Professional services	9,920	8,249

Total cost of revenue	17,365	14,763

Gross profit	20,689	15,379

Operating expenses:
Research and development	3,802	3,393
Sales and marketing	9,061	8,035
General and administrative	4,171	2,545
Gain on acquisition	—	(2,220)

Total operating expenses	17,034	11,753

Operating income	3,655	3,626

Other income (expense):
Interest income	27	3
Interest expense	(92)	(6)
Other income, net	17	136

Total other income (expense)	(48)	133

Income before income taxes	3,607	3,759
Provision for income taxes	(1,535)	(1,629)
Equity in net income (loss) of unconsolidated affiliate	25	(6)

Net income	$2,097	$2,124

Net income attributable to common stockholders:
Basic	$2,097	$214

Diluted	$2,097	$305

Net income per share attributable to common stockholders:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Shares used in computation of net income per share attributable to common stockholders:
Basic	47,809	9,610

Diluted	53,218	15,853

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$2,097	$2,124

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effect of zero at March 31, 2012 and 2011	410	(1,141)
Unrealized short-term investment losses, net of tax effect of zero at March 31, 2012 and 2011	(3)	—

Total other comprehensive income (loss)	407	(1,141)

Comprehensive income	$2,504	$983

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,097	$2,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	84	(65)
Depreciation and amortization	2,457	2,177
Stock-based compensation	1,398	681
Gain on acquisition	—	(2,220)
Deferred tax assets	602	1,286
Excess tax benefits from stock-based compensation	(639)	—
Equity in net (income) loss of unconsolidated affiliates	(25)	6
Other	92	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(460)	1,113
Prepaid expenses and other current assets	(260)	35
Other assets	(95)	(50)
Accounts payable	451	666
Accrued compensation	(1,596)	(303)
Other accrued liabilities	1,088	80
Deferred revenue	454	(1,135)
Other long-term liabilities	45	(34)

Net cash provided by operating activities	5,693	4,361

Cash flows from investing activities:
Purchases of property and equipment	(1,936)	(889)
Addition of capitalized software development costs	—	(144)
Business acquisition, net of cash received	—	(6,101)
Purchase of short-term investments	(4,007)	—
Redemption of short-term investments	8,661	—
Purchase of equity interest	(1,772)	—
Investment in unconsolidated affiliate	—	(381)

Net cash provided by (used in) investing activities	946	(7,515)

Cash flows from financing activities:
Proceeds from issuance of common shares	332	300
Proceeds from (repurchase of) early-exercised stock options	(4)	76
Payments of offering costs	—	(404)
Principal payments on capital lease obligations	(219)	(121)
Excess tax benefits from stock-based compensation	639	—

Net cash provided by (used in) financing activities	748	(149)

Effect of foreign exchange rate changes on cash and cash equivalents	146	44

Net increase (decrease) in cash and cash equivalents	7,533	(3,259)
Cash and cash equivalents at beginning of period	73,456	13,884

Cash and cash equivalents at end of period	$80,989	$10,625

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$—	$1,189

Unpaid deferred offering costs	$—	$591

Purchase of property and equipment on account	$257	$241

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$89	$6

Cash paid during the period for taxes	$61	$141

See notes to condensed consolidated financial statements.

Responsys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California on February 3, 1998 and reincorporated from the state of California to the state of Delaware in March 2011. The Company’s solution is comprised of its on-demand software and professional services. The Company’s core offering, the Responsys Interact Suite, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social, web and display. The Company has offices in North America, Australia, India and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of the interim periods. Such adjustments include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any future interim period.

On January 3, 2011, the Company completed its acquisition of Eservices Group Pty Ltd (“Eservices”), an Australian company, The accounts of Eservices have been consolidated with the accounts of the Company since its date of acquisition. For further information, see Note 5 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

The information below constitutes an update to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2011. Other than as noted below, there have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2012 as compared to the significant accounting policies described in its Form 10-K for the year ended December 31, 2011.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of equity awards issued, the fair value of its initial 50% investment in Eservices immediately prior to the acquisition of the remaining 50%, the valuation of intangible assets acquired in business combinations, estimation of the effective annual income tax rate and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Income Taxes.

In interim periods, the Company computes its provision for income taxes by applying the estimated annual effective tax rate to income before taxes and adjusting the provision for discrete tax items recorded in the period.

Net Income Per Share.

In April 2011, all of the Company’s then outstanding convertible preferred stock automatically converted into common stock in connection with its initial public offering (“IPO”). For periods that ended prior to the conversion, basic and diluted net income per common share are presented in conformity with the two-class method required for participating securities.

Under the two-class method, net income attributable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series A, Series B, Series C, Series D and Series E convertible preferred stock non-cumulative dividends, between common stock and Series A, Series B, Series C, Series D and Series E convertible preferred stock. In computing diluted net income attributed to common stockholders, undistributed earnings are reallocated to reflect the potential impact of dilutive securities. Subsequent to the Company’s IPO and the automatic conversion of the outstanding convertible preferred shares, the Company had no other participating securities and the two-class method is no longer applicable.

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

Accounting Standards Adopted During 2012.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which requires companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU No. 2011-05 does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU No. 2011-12 defers the changes in ASU No. 2011-05 that pertain to how, when and where reclassification adjustments are presented. The Company adopted these ASUs retrospectively effective January 1, 2012 and elected to present comprehensive income in a separate statement immediately following the condensed consolidated statements of income. The adoption had no effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU No. 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this ASU prospectively, as required, effective January 1, 2012. The adoption did not have a material effect on the Company’s financial position or results of operations.

3.	NET INCOME PER SHARE

Basic and diluted net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$2,097	$2,124
Non-cumulative dividends on convertible preferred stock	—	(1,240)
Undistributed earnings allocated to convertible preferred stock	—	(670)

Net income attributed to common stockholders – basic	$2,097	$214

Diluted:
Net income attributed to common stockholders – basic	$2,097	$214
Undistributed earnings re-allocated to common stockholders	—	91

Net income attributed to common stockholders – diluted	$2,097	$305

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	47,809	9,610

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	47,809	9,610
Effect of potentially dilutive securities:
Employee share options	5,356	6,227
Restricted stock units	10	—
Repurchaseable share options	43	16

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	53,218	15,853

Net income per share attributable to common stockholders:
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Potential shares of common stock that were excluded from the computation of net income per share as they were anti-dilutive using the treasury stock method are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Employee share options	2,829	864
Repurchaseable share options	—	10
Restricted stock units	387	—

Total	3,216	874

4.	SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of the following (in thousands):

	As of March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$2,002	$—	$—	$2,002
U.S. Agency bonds	14,551	1	(1)	14,551

	$16,553	$1	$(1)	$16,553

	As of December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$2,005	$1	$—	$2,006
U.S. Agency bonds	19,292	2	—	19,294

	$21,297	$3	$—	$21,300

At March 31, 2012 and December 31, 2011, all available-for-sale securities mature within one year.

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Computers and equipment	$26,791	$25,623
Software	9,012	8,976
Furniture and fixtures	1,496	1,443
Capitalized software	3,008	3,008
Leasehold improvements	796	726

Total property and equipment—cost	41,103	39,776
Less: accumulated depreciation	(27,015)	(25,113)

Total property and equipment—net	$14,088	$14,663

Depreciation expense was $1.9 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

Equipment financed under capital leases totaling $1.9 million and $2.1 million, net of accumulated depreciation of $1.4 million and $1.3 million, is included in computers and equipment as of March 31, 2012 and December 31, 2011, respectively.

6.	GOODWILL

Goodwill consists of the following (in thousands):

As of March 31, 2012
Balance, beginning of year	$14,048
Additions	—
Foreign currency translation	264

Balance, end of period	$14,312

The functional currency of the Company’s Australian subsidiary, where the majority of goodwill is recorded, is the local currency. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in foreign currency translation adjustment in the condensed consolidated statements of comprehensive income.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	As of March 31, 2012			As of December 31, 2011
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Customer lists	$5,630	$(2,995)	$2,635	$5,529	$(2,401)	$3,128
Trade name	232	(139)	93	230	(117)	113
Other	188	(51)	137	187	(42)	145

	$6,050	$(3,185)	$2,865	$5,946	$(2,560)	$3,386

The estimated future amortization expense related to intangible assets as of March 31, 2012, is as follows (in thousands):

Amortization
2012 – remaining	$1,703
2013	1,064
2014	59
2015	23
2016	16

Total amortization	$2,865

Amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

8.	EQUITY INVESTMENTS

The Company’s equity investments consist of a minority interest in Responsys Denmark A/S, which is accounted for using the equity method, and an investment in PM Comunicação LTDA (“Pmweb”), which is accounted for using the cost method and is further described below. The carrying values of these investments are included in other assets on the condensed consolidated balance sheets as follows (in thousands):

	As of March 31, 2012	As of December 31, 2011
Responsys Denmark A/S	$56	$34
Pmweb	1,772	—

	$1,828	$34

In March 2012, the Company entered into an agreement with the quotaholders of Pmweb under which the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. Pmweb is a leading customer relationship management and digital marketing company in Brazil. In connection with the purchase of the quotas, the Company also made a direct investment in Pmweb of $70,000. The Company’s total investment remains at 19.9%.

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

The Company accounts for its investment in Pmweb using the cost method, as its investment is less than 20% and it does not have significant influence or control over Pmweb.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments.

The Company leases office space, and certain fixed assets under non-cancelable operating and capital leases with various expiration dates. During the three months ended March 31, 2012, the Company entered into new lease agreements for additional office space in New York City, New York and Denver, Colorado. The New York lease has a five-year term and commences in April 2012.

The Denver lease has a four-year term and commences in May 2012. In addition, during the three months ended March 31, 2012, the Company entered into an agreement to extend its existing subscription for a customer relationship management application service through May 2014. Total minimum future payments under these agreements at March 31, 2012 were as follows (in thousands):

	Operating Leases	Capital Leases	Other
2012 – remaining	$2,768	$696	$800
2013	3,672	954	939
2014	3,080	229	373
2015	2,758	—	—
2016	2,621	—	—
Thereafter	2,685	—	—

Total minimum lease payments	$17,584	1,879	$2,112

Less: amount representing interest		(64)

Present value of minimum lease payments		1,815
Less: current portion of capital lease obligations		(884)

Capital lease obligations – noncurrent		$931

Legal Proceedings.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources. As of March 31, 2012, the Company was not party to any material legal proceedings.

Indemnification.

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

Preferred Stock.

Prior to the closing of its IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, in connection with its IPO, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. At March 31, 2012, the Company had no preferred shares outstanding.

Common Stock.

In April 2011, the Company issued 6,467,948 shares of its common stock in connection with its IPO. Net proceeds to the Company were approximately $69.8 million, after underwriters’ discounts and other expenses of the offering.

Accumulated Other Comprehensive Income.

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	As of March 31, 2012	As of December 31, 2011
Accumulated foreign currency translation adjustments	$25	$(385)
Unrealized investment gain	—	3

Total accumulated other comprehensive income (loss)	$25	$(382)

11.	STOCK-BASED COMPENSATION

The Company’s has two stock-based compensation plans, the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective in April 2011, and the 1999 Stock Plan (the “1999 Plan”). The Company currently grants awards only under the 2011 Plan. Outstanding options granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan and stock option agreements, until they are exercised, terminate or expire pursuant to their terms. In accordance with the provisions of the 2011 Plan, the board of directors authorized a 1.5 million share increase in the number of shares reserved under the 2011 Plan in January 2012.

Options granted under the 1999 Plan are immediately exercisable. The 1999 Plan provided that unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. At March 31, 2012 and December 31, 2011, there were 71,026 and 84,436 shares subject to repurchase and therefore not considered outstanding. These shares have been reflected as exercised in the summary of option activity as of March 31, 2012. As of March 31, 2012 and December 31, 2011, liabilities of $0.3 million and $0.4 million, respectively, were recorded for shares subject to repurchase.

A summary of the activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance – December 31, 2011	7,735	11,393	$5.14
Options authorized	1,500	—	—
Options granted	—	—	—
Options exercised	—	(358)	0.90
Options canceled	235	(235)	11.65
Shares repurchased	1	—	—
Restricted stock unit activity	(151)	—	—

Balance – March 31, 2012	9,320	10,800	5.14	6.33	$81,940

Vested and exercisable – March 31, 2012		6,586	1.46	4.77	$69,204

Vested and expected to vest – March 31, 2012		10,619	5.05	6.28	$81,439

There were no stock options granted during the three months ended March 31, 2012. The weighted-average grant date fair value of options granted during the three months ended March 31, 2011 was $4.68 per share. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $3.6 million and $11.4 million, respectively.

Compensation expense related to stock options for the three months ended March 31, 2012 and 2011 was $1.2 million and $0.7 million, respectively. As of March 31, 2012, there was approximately $22.5 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.3 years.

Restricted stock unit activity is as follows (in thousands):

	Number of Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value
Balance—December 31, 2011	288	$13.94
Granted	164	11.60
Forfeited	(13)	13.63

Balance—March 31, 2012	439	13.07	$5,255

Vested and expected to vest—March 31, 2012	322	13.07	$3,848

Compensation expense related to restricted stock units for the three months ended March 31, 2012 was $0.2 million. There was no compensation expense related to restricted stock units for the three months ended March 31, 2011. As of March 31, 2012, there was approximately $5.5 million of total unrecognized compensation, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.6 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$354	$173
Research and development	238	96
Sales and marketing	362	179
General and administrative	444	233

Total stock-based compensation expense	$1,398	$681

Determining Fair Value of Stock-based Compensation.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. Assumptions used in the Black-Scholes valuation model were as follows:

	Three Months Ended March 31,
	2012(1)	2011
Dividend yield (2)	N/A	—%
Risk-free rate (3)	N/A	2.61%
Expected volatility (4)	N/A	50.34%
Expected term—in years (5)	N/A	6.06

(1)	The Company granted no stock options in the three months ended March 31, 2012.
(2)	The Company has not declared or paid dividends to date and does not anticipate doing so.
(3)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.
(4)	Prior to the Company’s IPO in April 2011, there was no market for the Company’s common stock. Therefore, the Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life. The Company has continued to use this method subsequent to its IPO because of the limited trading history of its common stock.
(5)	The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. Prior to February 2012, options were granted with a 10-year term. Effective February 15, 2012, options will be granted with a seven-year term.

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

The revenue milestone was achieved on March 31, 2011, and upon achievement of the milestone, 25% of each award became vested and exercisable for each 12-month period of service beginning with the vesting commencement date. Stock-based compensation expense related to performance-based awards was $0.1 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

12.	INCOME TAXES

During the three months ended March 31, 2012 and 2011, the Company recorded income tax expense of $1.5 million and $1.6 million, respectively, which resulted in an effective tax rate of 42.6% and 43.3%, respectively. The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months ended March 31, 2012 and 2011 differed from the Company’s recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three months ended March 31, 2012 is not necessarily indicative of the effective tax rate that may be expected for the year ending December 31, 2012.

Topic 740—Income Taxes prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $1.7 million and $1.6 million as of March 31, 2012 and December 31, 2011, respectively. No significant interest or penalties have been recorded to date.

13.	FAIR VALUE MEASUREMENTS

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect the entity’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The assets measured at fair value on a recurring basis and the input categories associated with those assets are as follows (in thousands):

	As of March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents
Money market funds	$62,560	$62,560	$—	$—
U.S. Treasury bonds	$1,000	$—	$1,000	$—
Short-term investments
U.S. Treasury bonds	$2,002	$—	$2,002	$—
U.S. Agency bonds	$14,551	$—	$14,551	$—

	As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and cash equivalents
Money market funds	$58,828	$58,828	$—	$—
Short-term investments
U.S. Treasury bonds	$2,006	$—	$2,006	$—
U.S. Agency bonds	$19,294	$—	$19,294	$—

U.S. Treasury securities are valued using Level 2 inputs because their value is based upon inputs that are indirectly derived from observable market data. The valuations for the price quotes are derived from broker/dealer quotations or alternative pricing sources.

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

14.	SEGMENT INFORMATION

The Company is organized and operates in one reportable industry segment.

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Subscription
United States	$22,070	$17,571
International	5,135	3,414
Professional services
United States	7,918	7,258
International	2,931	1,899

Total revenue	$38,054	$30,142

No individual country other than the United States accounts for 10% or more of total revenue. No individual customer accounted for 10% or more of total revenue or accounts receivable.

Property and equipment by geographic region were as follows (in thousands):

	As of March 31, 2012	As of December 31, 2011
United States	$13,263	$13,853
International	825	810

Total property and equipment - net	$14,088	$14,663

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011included in our Form 10-K for the year ended December 31, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of on-demand software that enables companies to engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social, web and display. The Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

The following are some of the more significant milestones in our corporate history during the past few years:

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

•

In March 2012, we purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. We also made a direct investment in Pmweb of $70,000. Pmweb is a leading customer relationship management and digital marketing company in Brazil.

We derive revenue from subscriptions to our on-demand software and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 71.5% and 69.6% of our total revenue during the three months ended March 31, 2012 and 2011, respectively. Subscription revenue is driven primarily by demand from existing customers, which includes their contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social, web and display channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees for our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 21.2% and 17.6% for the three months ended March 31, 2012 and 2011, respectively.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees. Over the past three years, we have added larger enterprise customers with higher subscription commitments, higher messaging volumes and greater professional services demands. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have historically had higher subscription revenue in our fourth quarter than in other quarters during a given calendar year, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase headcount, bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars as we continue to invest in our growth and incur additional costs as a public company.

Key Metrics

We regularly review a number of metrics to evaluate trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Results of Operations” and we discuss other key metrics below.

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and through the three months ended March 31, 2012.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 346 and 309 customers as of March 31, 2012 and 2011, respectively.

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

There have been no changes in the accounting policies for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2012 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

Accounting Standards Adopted During 2012.

See Note 2, “Summary of Significant Accounting Policies – Accounting Standards Adopted During 2012,” of Notes to Condensed Consolidated Financial Statements for a discussion of the effect of new accounting pronouncements.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenue:
Subscription	$27,205	$20,985
Professional services	10,849	9,157

Total revenue	38,054	30,142

Cost of revenue: (1)
Subscription	7,445	6,514
Professional services	9,920	8,249

Total cost of revenue	17,365	14,763

Gross profit	20,689	15,379

Operating expenses:
Research and development (1)	3,802	3,393
Sales and marketing (1)	9,061	8,035
General and administrative (1)	4,171	2,545
Gain on acquisition	—	(2,220)

Total operating expenses	17,034	11,753

Operating income	3,655	3,626
Other income (expense), net	(48)	133

Income before provision for income taxes	3,607	3,759
Provision for income taxes	(1,535)	(1,629)
Equity in net income (loss) of unconsolidated affiliate	25	(6)

Net income	$2,097	$2,124

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of revenue	$354	$173
Research and development	238	96
Sales and marketing	362	179
General and administrative	444	233

Total costs and expenses	$1,398	$681

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2012	2011
Revenue:
Subscription	71.5%	69.6%
Professional services	28.5	30.4

Total revenue	100.0	100.0

Cost of revenue:
Subscription	19.6	21.6
Professional services	26.1	27.4

Total cost of revenue	45.7	49.0

Gross profit	54.3	51.0

Operating expenses:
Research and development	10.0	11.3
Sales and marketing	23.8	26.7
General and administrative	11.0	8.4
Gain on acquisition	—	(7.4)

Total operating expenses	44.8	39.0

Operating income	9.5	12.0
Other income (expense), net	(0.1)	0.4

Income before provision for income taxes	9.4	12.4
Provision for income taxes	(4.0)	(5.4)
Equity in net income (loss) of unconsolidated affiliate	0.1	—

Net income	5.5%	7.0%

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Subscription revenue	$27,205	$20,985	$6,220	29.6%
Percentage of total revenue	71.5%	69.6%
Professional services revenue	$10,849	$9,157	$1,692	18.5%
Percentage of total revenue	28.4%	30.4%

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

Subscription revenue for the three months ended March 31, 2012 increased by $6.2 million over the three months ended March 31, 2011. The increase was primarily due to an increase in contractually committed messaging of $2.3 million from new customers and a net increase of $1.7 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars to $6.9 million from $4.6 million for the three months ended March 31, 2012 and 2011, respectively. Messages sent above contracted levels accounted for 25.2% and 21.8% of subscription revenue for the three months ended March 31, 2012 and 2011, respectively.

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

Professional services revenue for the three months ended March 31, 2012 increased by $1.7 million over the three months ended March 31, 2011. The increase was primarily due to increases from new customers.

Cost of Revenue

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Cost of subscription revenue	$7,445	$6,514	$931	14.3%
Percentage of subscription revenue	27.4%	31.0%
Gross margin	72.6%	69.0%
Cost of professional services revenue	$9,920	$8,249	$1,671	20.3%
Percentage of professional services revenue	91.4%	90.1%
Gross margin	8.6%	9.9%

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

Cost of subscription revenue for the three months ended March 31, 2012 increased by $0.9 million over the three months ended March 31, 2011. The increase in costs was consistent with higher levels of revenue and consisted primarily of increases in personnel costs of $0.3 million, IT costs of $0.2 million, depreciation expense associated with equipment for our data centers of $0.2 million and data center costs of $0.2 million. Subscription gross margin for the three months ended March 31, 2012 increased by 3.6 percentage points over the three months ended March 31, 2011 primarily due to the increase in revenue from messages sent above contracted levels, which has minimal incremental costs associated with it.

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

Cost of professional services revenue for the three months ended March 31, 2012 increased by $1.7 million over the three months ended March 31, 2011. The increase was primarily the result of increased personnel expenses due to the addition of new employees. Professional services gross margin for the three months ended March 31, 2012 decreased by 1.3 percentage points over the three months ended March 31, 2011 primarily due to the fact that headcount increased at a greater rate than revenue as we continue to expand our professional services capacity.

Operating Expenses.

Research and Development.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Research and development	$3,802	$3,393	$409	12.1%
Percentage of total revenue	10.0%	11.3%

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

Research and development expenses for the three months ended March 31, 2012 increased by $0.4 million over the three months ended March 31, 2011. The increase was primarily due to increases in personnel expenses due to the addition of new employees of $0.3 million and $0.1 million in expensed materials, partially offset by a $0.1 million decrease in consulting expenses.

Sales and Marketing.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Sales and marketing	$9,061	$8,035	$1,026	12.8%
Percentage of total revenue	23.8%	26.7%

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, the cost of marketing programs, promotional events and webinars (net of amounts received from sponsors and participants), amortization of our acquired customer lists and trade name intangible assets, and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase in absolute dollars and will continue to be our largest cost.

Sales and marketing expenses for the three months ended March 31, 2012 increased by $1.0 million over the three months ended March 31, 2011. The increase was primarily due to a $1.4 million increase in personnel expenses, including commissions and stock-based compensation, due to the addition of new employees, partially offset by a $0.6 million decrease in advertising and promotion expense. The decrease in advertising and promotion is due to the timing of our annual trade show, which occurred in the first quarter of 2011 but will take place in the second quarter of 2012.

General and Administrative.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
General and administrative	$4,171	$2,545	$1,626	63.9%
Percentage of total revenue	11.0%	8.4%

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

General and administrative expenses for the three months ended March 31, 2012 increased by $1.6 million over the three months ended March 31, 2011. The increase was primarily due to a $0.4 million increase in personnel expenses due to the addition of new employees, $0.3 million related to evaluating our business support systems, $0.3 million for sales and use related taxes, a $0.2 million increase in stock-based compensation, a $0.2 million increase in accounting expense and a $0.1 million increase in compensation for our board of directors.

Gain on Acquisition.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Gain on acquisition	$—	$(2,220)	$2,220	100.0%

Gain on acquisition for the three months ended March 31, 2011 resulted from a $2.2 million gain for the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Other income (expense), net	$(48)	$133	$(181)	(136.1)%

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is associated with our outstanding capital leases. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency.

Other income (expense), net for the three months ended March 31, 2012 decreased over the three months ended March 31, 2011. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Provision for income taxes	$(1,535)	$(1,629)	$94	(5.8)%
Effective tax rate	42.6%	43.3%

Provision for income taxes for the three months ended March 31, 2012 decreased slightly over the three months ended March 31, 2011. The effective tax rate was 42.6% and 43.3% for the three months ended March 31, 2012 and 2011, respectively. The expected income tax provision derived from applying the federal statutory rate to our income before income tax provision differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses.

Equity in Net Income (Loss) of Unconsolidated Affiliate.

	Three Months Ended March 31,
			Change in
	2012	2011	$	%
	(dollars in thousands)
Equity in net income (loss) of unconsolidated affiliate	$25	$(6)	$31	(516.7)%

Equity in net income (loss) of unconsolidated affiliate represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark A/S.

Liquidity and Capital Resources.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$5,693	$4,361
Net cash provided by (used in) investing activities	946	(7,515)
Net cash provided by (used in) financing activities	748	(149)
Effect of foreign exchange rate changes on cash and cash equivalents	146	44

Net increase (decrease) in cash and cash equivalents	$7,533	$(3,259)

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. As of March 31, 2012, we had $81.0 million of cash and cash equivalents and $108.5 million of working capital.

Net Cash Provided by Operating Activities.

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our on-demand software and professional services and the amount and timing of customer payments. Cash provided by operations has historically resulted from net income driven by sales of subscriptions to our on-demand software and professional services adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation and changes in our deferred tax assets.

For the three months ended March 31, 2012, net cash provided by operating activities was primarily the result of $2.1 million of net income, increased by non-cash items such as depreciation and amortization of $2.5 million, stock-based compensation of $1.4 million and deferred tax assets of $0.6 million, partially offset by $0.6 million of excess tax benefits from stock-based compensation, which is required to be reclassified to financing activities. Changes in operating assets and liabilities used $0.4 million in cash. Sources of cash totaled $2.0 million and were primarily related to increases in accounts payable and other accrued liabilities totaling $1.5 million and an increase in deferred revenue of $0.5 million. Uses of cash totaled $2.4 million and were primarily related to a $1.6 million decrease in accrued compensation and a $0.5 million increase in accounts receivable.

Net Cash Used in Investing Activities.

For the three months ended March 31, 2012, cash provided by investing activities consisted of $8.7 million from the redemption of short-term investments, partially offset by $4.0 million in purchases of U.S. Treasury and Agency bonds. We also used $1.9 million for purchases of property and equipment and $1.8 million to purchase a 19.9% interest in PM Comunicação LTDA, a leading customer relationship management and digital marketing company in Brazil. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software and computer equipment for our increasing employee headcount.

Net Cash Provided by (Used in) Financing Activities.

For the three months ended March 31, 2012, cash provided by financing activities consisted of net proceeds of $0.6 million of excess tax benefits from stock-based compensation and $0.3 million in proceeds from the issuance of our common stock in connection with stock option exercises. Cash used in financing activities consisted of $0.2 million in payments in connection with our capital lease obligations.

Capital Resources.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our on-demand software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in, or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments.

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data center. During the three months ended March 31, 2012, we entered into new lease agreements for additional office space in New York City, New York and Denver, Colorado. The New York lease has a five-year term and commences in April 2012. The Denver lease has a four-year term and commences in May 2012. In addition, during the three months ended March 31, 2012, we entered into an agreement to extend our existing subscription for a customer relationship management application service through May 2014.

The following summarizes our contractual obligations as of March 31, 2012:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$17,584	$2,768	$6,752	$5,379	$2,685
Capital lease obligations	1,879	696	1,183	—	—
Other	2,112	800	1,312	—	—

Total contractual obligations	$21,575	$4,264	$9,247	$5,379	$2,685

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

Our expenses are incurred primarily in the United States, Australia, the United Kingdom and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of March 31, 2012 would be a loss of approximately $0.4 million. As of March 31, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested primarily in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investments are in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of March 31, 2012 would not have a material impact on the fair value of our cash equivalents and short-term investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 9, “Commitments and Contingencies—Legal Proceedings” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

Although we have been profitable for several years, our accumulated deficit was $12.7 million as of March 31, 2012 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which may reduce profitability and related gross margin compared to prior periods. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

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

We have historically experienced higher levels of revenue and gross profit during the fourth quarter, primarily due to our customers’ increased marketing activity during the holiday shopping season, as compared to the preceding and subsequent quarters. Although this trend did not continue in the first quarter of 2012, we expect that it may occur in the future. Since the majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future sales activity or performance.

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

Our future growth could be constrained if mobile, social, web and display do not become significant relationship marketing channels or if existing customers do not want to migrate to our newer on-demand software.

The growth of our business depends in part on the acceptance and growth of mobile, social, web and display as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social, web and display is just emerging. We released our mobile and social offerings on our newer on-demand software in April 2010 and our display offering in October 2011and competitive solutions will continue to emerge. Even if mobile, social, web and display become widely adopted relationship marketing channels, we cannot assure you that our corresponding offerings will gain traction with current or new customers. The majority of our current customers became customers before we released our newer on-demand software in late 2009 and would be required to migrate to our newer on-demand software in order to execute fully integrated campaigns across mobile, social, web and display channels. These customers may not desire to expend the time and resources that would be required to effect this migration.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the three months ended March 31, 2012. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 34% and 37% of our total revenue for the three months ended March 31, 2012 and 2011, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline. For example in 2011, the parent company of one of our customers acquired a company with competing technology and, as a result, the customer reduced its contractually committed messaging level upon its renewal.

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

In addition, federal, state or foreign governments may in the future enact legislation or laws restricting the ability to conduct interactive marketing activities in mobile, social, web and display channels. Any such restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs or otherwise harm our business.

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

Any decrease in opt-in rates or usage habits could reduce the demand for our on-demand software.

It is our policy that our customers may only use our on-demand software to provide marketing content to recipients that have elected to receive marketing communications from them through specified interactive channels such as email, mobile and social. If recipients decrease their overall opt-in rates for these marketing communications or reduce the extent to which they use, or otherwise cease use of, the channels over which these marketing communications are sent, our customers will have a smaller or less addressable group of potential customers to target and they may decide it is not cost effective for them to continue to use our on-demand software. Accordingly, if opt-in rates decline for any reason, including privacy concerns, negative publicity or changes in laws or regulations, or consumer usage of certain interactive marketing channels declines, demand for our on-demand software could decline and our business could be harmed.

Our customers’ violation of our policies and misuse of our on-demand software to transmit negative messages or website links to harmful applications or engage in illegal activity could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via, or illegal activity conducted using, our on-demand software.

We rely on representations made to us by our customers that their use of our on-demand software will comply with our policies and applicable law. We do not audit our customers to confirm compliance with these representations. Our customers could use our on-demand software to engage in bad acts including transmitting negative messages or website links to harmful applications, sending unsolicited commercial email and reproducing and distributing copyrighted material without permission, reporting inaccurate or fraudulent data or engaging in illegal activity. Any such use of our on-demand software could damage our reputation and cause our IP addresses to be blacklisted, and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our on-demand software may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws or subject us to other regulatory action.

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

Our operating results may be harmed if we are required to collect sales, use or other similar taxes for our services in jurisdictions where we have not historically done so or if our accruals for these types of are insufficient.

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and use taxes to our services in various jurisdictions is unclear. We have recorded sales and use tax liabilities of $0.7 million as of March 31, 2012. It is possible that we could face sales and use tax audits resulting in liabilities for these taxes in excess of our estimates. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

We have limited experience with non-volume based pricing models, which we use for some of our newer offerings. If we incorrectly structure these pricing models or are unable to price our offerings in a manner acceptable by our customers, our revenue and operating results may be harmed.

We currently utilize volume-based pricing models for our email and mobile messaging offerings. We have limited experience with non-volume based pricing models for our newer offerings such as our social and display offerings. If our customers, which have historically used our offerings primarily for their email-based interactive marketing campaigns, do not accept the other pricing models we use for certain newer offerings and may utilize for future offerings, our ability to sell additional functionality on a cost-effective and competitive basis may be hindered, and our revenue and operating results may be adversely affected.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 726 as of March 31, 2012. In January 2011, we completed the acquisition of Eservices in Australia, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific region. We also have a minority-owned unconsolidated affiliate with operations in Denmark and an equity investment in an entity with operations in Brazil. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

We rely on our management team and other key employees to grow our business, and the loss of one or more key employees, or our inability to attract and retain qualified personnel, could harm our business.

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

We are continuously evaluating, expanding and improving our information technology infrastructure and systems to assist us in the management of our growing operations and accommodate our employee, customer and business growth. We anticipate that these improvements will be a long-term investment and that the process will require management time, support and cost. Moreover, there are inherent risks associated with upgrading, improving and expanding information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement upgrades and other changes on a timely basis or at all, our operations may be disrupted and our quality of service could decline. As a result, our operations and operating results could suffer. In addition, any new system deployments may not operate as well as we expect, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed several acquisitions ranging from smaller professional services companies to our largest acquisition, Eservices, in January 2011. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. For instance, we may not fully realize the anticipated benefits of our acquisition of Eservices, which will depend in part on combining service offerings, migrating customers to our on-demand software and entering into new markets. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. Additionally, in connection with any acquisitions we are able to complete, we may not achieve the expected synergies or other benefits and we may incur write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Furthermore, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

If we are unable to protect the confidentiality of our proprietary information, the value of our on-demand software could be adversely affected.

We rely largely on our unpatented technology and trade secrets to protect our proprietary information. We generally seek to protect this information by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors and parties with which we do business. These agreements may be breached and we may not have adequate remedies for any such breach. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, our trade secrets may be disclosed to, otherwise become known to or be independently developed by competitors. To the extent that our employees, contractors, or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and have a material adverse effect on our business.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisition of Eservices, located in Australia, commenced operations via a joint venture in Denmark, and commenced software development and support activities via a subsidiary in India. In 2012, we purchased a 19.9 % interest in an entity in Brazil. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2012, we must document, test and evaluate our systems and processes related to our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we expend significant management efforts and incur substantial accounting expense. We have never been required to develop, document or test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner, particularly if deficiencies identified in the future result in a material weakness.

Any failure to develop, implement or maintain effective disclosure controls and procedures could cause us to fail to meet our reporting obligations. In addition, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted and retroactively applied a new revenue recognition standard in conjunction with our IPO, which may in the future be subject to varying interpretations that could materially impact how we recognize revenue. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.

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

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Our directors, executive officers and principal stockholders have substantial influence over us and could delay or prevent a change in corporate control.

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 40% of our outstanding common stock as of March 31, 2012. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

The net offering proceeds to us after deducting underwriters’ discounts and other expenses were approximately $69.8 million, which are currently invested in short-term U.S. Treasury and Agency securities.

We expect to use the net proceeds for general corporate purposes, including working capital and potential capital expenditures and acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Label Linkbase Document

101.5	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	By:	/s/ Daniel D. Springer
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Christian A. Paul
Christian A. Paul
Chief Financial Officer
(Principal Financial Officer)