Form 10-Q
period 2012-06-30
RESPONSYS INC
filed 2012-08-14
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-35125

RESPONSYS, INC.

(Exact name of the registrant as specified in its charter)

Delaware	77-0476820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Grundy Lane, 3rd Floor San Bruno, California	94066
(Address of principal executive offices)	(Zip Code)

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

As of July 31, 2012, there were approximately 48,505,922 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of June 30,	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$97,437	$73,456
Short-term investments	2,702	21,300
Accounts receivable, net of allowances of $139 and $82 as of June 30, 2012 and December 31, 2011, respectively	23,628	20,706
Deferred taxes - current	5,393	5,393
Prepaid expenses and other current assets	6,196	3,599

Total current assets	135,356	124,454
Property and equipment - net	18,617	14,663
Goodwill	14,029	14,048
Intangible assets - net	2,239	3,386
Deferred taxes - noncurrent	5,379	5,057
Other assets	2,641	938

Total assets	$178,261	$162,546

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,178	$1,739
Accrued compensation	6,171	6,916
Other accrued liabilities	6,926	2,914
Capital lease obligations - current	888	879
Deferred revenue - current	7,216	7,387

Total current liabilities	26,379	19,835
Capital lease obligations - noncurrent	677	1,154
Deferred revenue - noncurrent	376	323
Other long-term liabilities	3,311	977

Total liabilities	$30,743	$22,289

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $.0001 par value, 5,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; no shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $.0001 par value; 250,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 48,436 and 47,632 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	160,588	155,428
Accumulated deficit	(12,682)	(14,794)
Accumulated other comprehensive (loss)	(393)	(382)

Total stockholders’ equity	147,518	140,257

Total liabilities and stockholders’ equity	$178,261	$162,546

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription	$27,458	$22,948	$54,663	$43,933
Professional services	12,091	10,715	22,940	19,872

Total revenue	39,549	33,663	77,603	63,805

Cost of revenue:
Subscription	8,031	6,532	15,476	13,046
Professional services	10,623	9,401	20,543	17,650

Total cost of revenue	18,654	15,933	36,019	30,696

Gross profit	20,895	17,730	41,584	33,109

Operating expenses:
Research and development	3,937	3,054	7,739	6,447
Sales and marketing	12,571	7,842	21,632	15,877
General and administrative	4,428	2,511	8,599	5,056
Gain on acquisition	—	—	—	(2,220)

Total operating expenses	20,936	13,407	37,970	25,160

Operating income (loss)	(41)	4,323	3,614	7,949

Other income (expense), net:
Interest income	22	11	49	14
Interest expense	(89)	(38)	(181)	(44)
Other expense, net	(150)	(52)	(133)	84

Total other income (expense), net	(217)	(79)	(265)	54

Income (loss) before income taxes	(258)	4,244	3,349	8,003
Benefit (provision) for income taxes	262	(1,734)	(1,273)	(3,363)
Equity in net income (loss) of unconsolidated affiliates	11	(32)	36	(38)

Net income	$15	$2,478	$2,112	$4,602

Net income attributable to common stockholders:
Basic	$15	$1,718	$2,112	$1,641

Diluted	$15	$1,774	$2,112	$1,845

Net income per share attributable to common stockholders:
Basic	$0.00	$0.05	$0.04	$0.07

Diluted	$0.00	$0.04	$0.04	$0.06

Shares used in computation of net income per share attributable to common stockholders:
Basic	48,193	36,452	48,001	23,104

Diluted	53,359	43,639	53,437	30,549

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$15	$2,478	$2,112	$4,602

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effect of zero	(417)	508	(7)	(633)
Unrealized short-term investment losses, net of tax effect of zero	(1)	—	(4)	—

Total other comprehensive income (loss)	(418)	508	(11)	(633)

Comprehensive income (loss)	$(403)	$2,986	$2,101	$3,969

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net income	$2,112	$4,602
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	65	(60)
Depreciation and amortization	4,986	4,559
Stock-based compensation	2,829	1,302
Gain on acquisition	—	(2,220)
Deferred tax assets	(329)	2,619
Excess tax benefits from stock-based compensation	(1,326)	—
Equity in net (income) loss of unconsolidated affiliates	(36)	38
Other	163	—
Changes in operating assets and liabilities - net of business acquired:
Accounts receivable	(3,000)	(429)
Prepaid expenses and other current assets	(2,599)	(516)
Other assets	100	(52)
Accounts payable	2,494	538
Accrued compensation	(753)	839
Other accrued liabilities	3,080	230
Deferred revenue	(116)	(1,547)
Other long-term liabilities	2,331	(63)

Net cash provided by operating activities	10,001	9,840

Cash flows from investing activities:
Purchases of property and equipment	(4,543)	(3,738)
Addition of capitalized software development costs	—	(304)
Business acquisition, net of cash received	—	(6,101)
Purchase of short-term investments	(4,007)	(2,010)
Redemption of short-term investments	22,477	—
Purchase of equity interest	(1,772)	—
Investment in unconsolidated affiliate	—	(381)

Net cash provided by (used in) investing activities	12,155	(12,534)

Cash flows from financing activities:
Proceeds from issuance of common stock	891	495
Proceeds from initial public offering		72,182
Proceeds from (repurchases of) early-exercised stock options	2	157
Payments of offering costs	—	(1,469)
Principal payments on capital lease obligations	(439)	(222)
Excess tax benefits from stock-based compensation	1,326	—

Net cash provided by financing activities	1,780	71,143

Effect of foreign exchange rate changes on cash and cash equivalents	45	61

Net increase in cash and cash equivalents	23,981	68,510
Cash and cash equivalents at beginning of period	73,456	13,884

Cash and cash equivalents at end of period	$97,437	$82,394

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$—	$1,189

Purchase of property and equipment under capital lease	$—	$2,398

Purchase of property and equipment on account	$3,289	$895

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$181	$13

Cash paid during the period for taxes	$196	$393

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

On January 3, 2011, the Company completed its acquisition of Eservices Group Pty Ltd (“Eservices”), an Australian company. The accounts of Eservices have been consolidated with the accounts of the Company since its date of acquisition. For further information, see Note 5 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2011.

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2012 as compared to the significant accounting policies described in its Form 10-K for the year ended December 31, 2011.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of equity awards issued, the fair value of its initial 50% investment in Eservices immediately prior to the acquisition of the remaining 50%, the valuation of intangible assets acquired in business combinations, the effective annual income tax rate and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

3.	NET INCOME PER SHARE

Basic and diluted net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$15	$2,478	$2,112	$4,602
Non-cumulative dividends on convertible preferred stock	—	(354)	—	(1,589)

Undistributed earnings allocated to convertible preferred stock	—	(406)	—	(1,372)

Net income attributed to common stockholders - basic	$15	$1,718	$2,112	$1,641
Diluted:
Net income attributed to common stockholders - basic	$15	$1,718	$2,112	$1,641
Undistributed earnings re-allocated to common stockholders	—	56	—	204

Net income attributed to common stockholders - diluted	$15	$1,774	$2,112	$1,845

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	48,193	36,452	48,001	23,104

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	48,193	36,452	48,001	23,104
Effect of potentially dilutive securities:
Employee share options	5,085	7,154	5,375	7,426
Restricted stock units	44	—	21	—
Repurchaseable share options	37	33	40	19

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	53,359	43,639	53,437	30,549

Net income per share attributable to common stockholders:
Basic	$0.00	$0.05	$0.04	$0.07

Diluted	$0.00	$0.04	$0.04	$0.06

Potential shares of common stock that were excluded from the computation of net income per share as they were anti-dilutive using the treasury-stock method are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Employee share options	2,755	62	2,766	721
Repurchaseable share options	—	11	—	21
Restricted stock units	—	—	—	—

Total	2,755	73	2,766	742

4.	SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of the following (in thousands):

	As of June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$—	$—	$—	$—
U.S. Agency bonds	2,701	1	—	2,702

	$2,701	$1	$—	$2,702

	As of December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$2,005	$1	$—	$2,006
U.S. Agency bonds	19,292	2	—	19,294

	$21,297	$3	$—	$21,300

At June 30, 2012 and December 31, 2011, all available-for-sale securities mature within one year.

5.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following (in thousands):

	As of June 30,	As of December 31,
	2012	2011

Computers and equipment	$28,985	$25,623
Software	9,150	8,976
Furniture and fixtures	2,884	1,443
Capitalized software	3,008	3,008
Leasehold improvements	3,080	726

Total property and equipment - cost	47,107	39,776
Less: accumulated depreciation	(28,490)	(25,113)

Total property and equipment - net	$18,617	$14,663

Depreciation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Depreciation expense	$1,960	$1,781	$3,826	$3,387

Equipment financed under capital leases is included in computers and equipment as follows (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011

Capitalized value	$3,333	$3,333
Accumulated depreciation	(1,534)	(1,252)

Net	$1,799	$2,081

6.	GOODWILL

Goodwill consists of the following (in thousands):

Balance - December 31, 2011	$14,048
Additions	—
Foreign currency translation	(19)

Balance - June 30, 2012	$14,029

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

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	As of June 30, 2012			As of December 31, 2011
		Accumulated			Accumulated
	Gross Value	Amortization	Net	Gross Value	Amortization	Net
Customer lists	$5,522	$(3,482)	$2,040	$5,529	$(2,401)	$3,128
Trade name	230	(158)	72	230	(117)	113
Other	187	(60)	127	187	(42)	145

	$5,939	$(3,700)	$2,239	$5,946	$(2,560)	$3,386

The estimated future amortization expense related to intangible assets as of June 30, 2012, is as follows (in thousands):

Amortization
2012 - remaining	$1,096
2013	1,044
2014	59
2015	23
2016	17

Total amortization	$2,239

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Amortization expense	$569	$601	$1,160	$1,172

8.	EQUITY INVESTMENTS

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

	As of June 30, 2012	As of December 31, 2011
Responsys Denmark A/S	$67	$34
Pmweb	1,772	—

	$1,839	$34

In March 2012, the Company entered into an agreement with the quotaholders of Pmweb under which the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. Pmweb is a customer relationship management and digital marketing company in Brazil. In connection with the purchase of the quotas, the Company also made a direct investment in Pmweb of $70,000. The Company’s total investment remains at 19.9%.

The Company holds a call option to purchase the remaining 80.1% of Pmweb’s outstanding equity exercisable at the Company’s discretion at any time prior to March 31, 2014. The exercise price of the call option is based on Pmweb’s actual earnings before interest, taxes, depreciation and amortization for 2013. The Company also holds a put option under which it may sell its 19.9% investment in Pmweb to the quotaholder specified in the agreement in the event of any change in Pmweb’s corporate purpose at the Company’s original purchase price.

The Company accounts for its investment in Pmweb using the cost method, as its investment is less than 20% and it does not have significant influence or control over Pmweb.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments.

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates. During the six months ended June 30, 2012, the Company entered into new lease agreements for additional office space in New York City, New York and Denver, Colorado. The New York lease has a five-year term and commenced in April 2012. The Denver lease has a four-year term and commenced in May 2012. In addition, during the six months ended June 30, 2012, the Company entered into an agreement to extend its existing subscription for a customer relationship management application service through May 2014. Total minimum future payments under these agreements as of June 30, 2012 are as follows (in thousands):

	Operating Leases	Capital Leases	Other
2012 - remaining	$1,918	$466	$425
2013	3,688	924	969
2014	3,084	229	373
2015	2,758	—	—
2016	2,621	—	—
Thereafter	2,685	—	—

Total minimum lease payments	$16,754	$1,619	$1,767

Less: amount representing interest		(54)

Present value of minimum lease payments		1,565
Less: current portion of capital lease obligations		(888)

Capital lease obligations - noncurrent		$677

Legal Proceedings.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and diversion of management resources. As of June 30, 2012, the Company was not party to any material legal proceedings.

Indemnification.

From time to time, in the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, vendors, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations have not been material.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock.

Prior to the closing of its IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, in connection with its IPO, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. At June 30, 2012, the Company had no preferred shares outstanding.

Common Stock.

In April 2011, the Company issued 6,467,948 shares of its common stock in connection with its IPO. Net proceeds to the Company were approximately $69.8 million, after underwriters’ discounts and other expenses of the offering.

Accumulated Other Comprehensive Loss.

Accumulated other comprehensive loss consists of the following (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011
Accumulated foreign currency translation adjustments	$(392)	$(385)
Unrealized investment gain	(1)	3

Total accumulated other comprehensive loss	$(393)	$(382)

11.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective in April 2011, and the 1999 Stock Plan (the “1999 Plan”). The Company currently grants awards only under the 2011 Plan. Outstanding options granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan and stock option agreements, until they are exercised, terminate or expire pursuant to their terms. In accordance with the provisions of the 2011 Plan, the board of directors authorized a 1.5 million share increase in the number of shares reserved under the 2011 Plan in January 2012.

Options granted under the 1999 Plan are immediately exercisable. The 1999 Plan provides that unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. Unvested shares that are subject to repurchase are not considered outstanding for accounting purposes. However, such shares are reflected as exercised in the summary of option activity as of June 30, 2012. Information regarding shares subject to repurchase is as follows (in thousands):

	As of	As of
	June 30, 2012	December 31, 2011

Shares subject to repurchase	60,322	84,436
Liability recorded	$269	$381

A summary of the activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
				Weighted-Average
				Remaining
	Shares Available		Weighted-Average	Contractual	Aggregate
	for Grant	Number of Shares	Exercise Price	Life in Years	Intrinsic Value
Balance - December 31, 2011	7,735	11,393	$5.14
Options authorized	1,500	—	—
Options granted	—	—	—
Options exercised	—	(781)	1.17
Options canceled	245	(245)	10.61
Common stock repurchase	1	—	—
Restricted stock unit activity	(446)	—	—

Balance - June 30, 2012	9,035	10,367	5.29	6.17	$78,591

Vested and exercisable - June 30, 2012		6,366	1.61	4.68	$66,965

Vested and expected to vest - June 30, 2012		10,216	5.21	6.14	$78,190

The table above includes performance-based awards which vest upon achievement of a revenue milestone or a change in control of the Company. The revenue milestone was achieved on March 31, 2011. Upon achievement of the milestone and at each successive 12 month period from March 31, 2011, 25% of the awards became vested and exercisable.

There were no stock options granted during the three and six months ended June 30, 2012. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $4.2 million and $7.9 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $2.9 million and $14.3 million, respectively.

As of June 30, 2012, there was approximately $21.8 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 4.1 years.

Restricted stock unit activity is as follows (in thousands):

		Weighted-Average	Aggregate
	Number of Shares	Fair Value	Intrinsic Value
Balance - December 31, 2011	288	$13.94
Granted	466	11.31
Forfeited	(19)	13.49

Balance - June 30, 2012	735	12.28	$8,899

Vested and expected to vest - June 30, 2012	551	12.28	$6,676

As of June 30, 2012, there was approximately $8.3 million of total unrecognized compensation, related to restricted stock units (“RSUs”) which are expected to be recognized over a weighted-average remaining vesting period of approximately 3.4 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Cost of revenue	$377	$197	$731	370
Research and development	196	111	434	207
Sales and marketing	388	108	750	287
General and administrative	470	205	914	438

Total stock-based compensation expense	$1,431	$621	$2,829	$1,302

Stock-based compensation expense related to each type of award is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Non-performance-based stock options	$988	$446	$2,020	$747
Performance-based stock options	85	175	217	555
RSUs	358	—	592	—

Total stock-based compensation expense	$1,431	$621	$2,829	$1,302

Determining Fair Value of Stock-based Compensation.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. Assumptions used in the Black-Scholes valuation model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012(1)	2011	2012(1)	2011

Dividend yield (2)	N/A	—%	N/A	—%
Risk-free rate (3)	N/A	2.19 - 2.50%	N/A	2.19 - 2.61%
Expected volatility (4)	N/A	50.00%	N/A	50.00 - 50.34%
Expected term - in years (5)	N/A	6.06	N/A	6.06

(1)	The Company granted no stock options in the three and six months ended June 30, 2012.

(2)	The Company has not declared or paid dividends to date and does not anticipate doing so.
(3)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.
(4)	Prior to the Company’s IPO in April 2011, there was no market for the Company’s common stock. Therefore, the Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected life. The Company has continued to use this method subsequent to its IPO because of the limited trading history of its common stock.
(5)	The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. Prior to February 2012, options were granted with a ten-year term. Effective February 15, 2012, options will be granted with a seven-year term.

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

12.	INCOME TAXES

The provision for income taxes is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Benefit (provision) for income taxes	$262	$(1,734)	$(1,273)	$(3,363)
Effective tax rate	(101.6)%	40.9%	38.0%	42.0%

The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and six months ended June 30, 2012 and 2011 differed from the Company’s recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses. The Company’s effective tax rate for the three and six months ended June 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for the year ending December 31, 2012.

Topic 740—Income Taxes prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $1.7 million and $1.6 million as of June 30, 2012 and December 31, 2011, respectively. No significant interest or penalties have been recorded to date.

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

The assets measured at fair value on a recurring basis and the input categories associated with those assets are as follows (in thousands):

As of June 30, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Other Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money market funds	$77,528	$77,528	$—	$—

Short-term investments
U.S. Treasuries	$—	$—	$—	$—
U.S. Agencies	2,702	—	2,702	—

	As of December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Other Unobservable
		Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents
Money market funds	$58,828	$58,828	$—	$—

Short-term investments
U.S. Treasuries	$2,006	$—	$2,006	$—
U.S. Agencies	19,294	—	19,294	—

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

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Subscription
United States	$21,458	$18,720	$43,467	$36,291
International	6,000	4,228	11,196	7,642
Professional services
United States	8,886	7,793	16,832	15,051
International	3,205	2,922	6,108	4,821

Total revenue	$39,549	$33,663	$77,603	$63,805

No individual country other than the United States accounts for 10% or more of total revenue. No individual customer accounted for 10% or more of total revenue or accounts receivable.

Property and equipment by geographic region were as follows (in thousands):

	As of June 30,	As of December 31,
	2012	2011

United States	$17,875	$13,853
International	742	810

Total property and equipment - net	$18,617	$14,663

15.	SUBSEQUENT EVENT

On July 1, 2012, the Company entered into an agreement with a shareholder of Responsys Denmark A/S (“Responsys Denmark”) to purchase the shareholder’s 47.5% equity interest in Responsys Denmark. As a result of this transaction, the Company owns 95% of Responsys Denmark. The Company will account for this transaction as a business combination achieved in stages. This purchase enables Responsys to further expand its business to global markets with opportunities for growth.

The Company made an initial payment of $1.0 million to the other shareholder in July 2012. The final purchase consideration will be determined in May 2015 based on a formula defined in the agreement. The Company’s expects the total purchase price including the initial $1.0 million payment to be approximately $2.5 million to $4.5 million. The Company is currently in the process of completing the purchase price allocation. Responsys is determining the fair values of the assets and liabilities acquired in the transaction and the resulting gain or loss on its investment in Responsys Denmark prior to this transaction as well as finalizing the estimate of the fair value of the consideration related to the purchase. The Company expects that a preliminary purchase price allocation will be included in our consolidated financial statements for the quarter ended September 30, 2012.

Responsys Denmark’s historical results of operations are not material compared to Responsys’ historical results. Therefore, the pro forma combined financial statements are not presented.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2011 included in our Form 10-K for the year ended December 31, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•

In July 2010, we acquired a non-controlling, fifty-percent equity interest in Eservices Group Pty Ltd, or Eservices, a privately-held company headquartered in Melbourne, Australia, and in January 2011 we acquired the remaining equity interests in Eservices for $8.2 million. Following the acquisition, the company was renamed Responsys Pty Ltd. We began to consolidate our results with those of Eservices beginning in January 2011. We acquired Eservices to expand the scope of our business internationally, increase our customer base and grow our professional services and sales teams.

•

In October 2011, we introduced Responsys Interact for Display, which allows marketers to add display advertising to their cross-channel marketing programs. This offering enables marketers to leverage CRM and behavioral data to target the serving of relevant display ads to consumers at opportune times in the customer lifecycle.

•

In March 2012, we purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. We also made a direct investment in Pmweb of $70,000. Pmweb is a customer relationship management and digital marketing company in Brazil.

•

In July 2012, we purchased an additional 47.5% equity interest in Responsys Denmark, bringing our total ownership to 95%. Responsys Denmark is a reseller of the Responsys’ suite of product offerings and provides related professional services.

We derive revenue from subscriptions to our on-demand software including the associated messaging service and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 69.4% and 68.2% of our total revenue for the three months ended June 30, 2012 and 2011, respectively, and 70.4% and 68.9% of our total revenue for the six months ended June 30, 2012 and 2011, respectively. Subscription revenue is driven primarily by demand from existing customers, which includes their contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social, web and display channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees associated with our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 23.3% and 21.2% for the three months ended June 30, 2012 and 2011, respectively, and 22.3% and 19.5% for the six months ended June 30, 2012 and 2011, respectively.

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

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and through the three months ended June 30, 2012.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 353 and 315 customers as of June 30, 2012 and 2011, respectively.

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

There have been no changes in the accounting policies for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended June 30, 2012 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

Accounting Standards Adopted During 2012.

See Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted During 2012,” of Notes to Condensed Consolidated Financial Statements for a discussion of the effect of new accounting pronouncements.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue:
Subscription	$27,458	$22,948	$54,663	$43,933
Professional services	12,091	10,715	22,940	19,872

Total revenue	39,549	33,663	77,603	63,805

Cost of revenue: (1)
Subscription	8,031	6,532	15,476	13,046
Professional services	10,623	9,401	20,543	17,650

Total cost of revenue	18,654	15,933	36,019	30,696

Gross profit	20,895	17,730	41,584	33,109

Operating expenses:
Research and development (1)	3,937	3,054	7,739	6,447
Sales and marketing (1)	12,571	7,842	21,632	15,877
General and administrative (1)	4,428	2,511	8,599	5,056
Gain on acquisition	—	—	—	(2,220)

Total operating expenses	20,936	13,407	37,970	25,160

Operating income (loss)	(41)	4,323	3,614	7,949
Other income (expense), net	(217)	(79)	(265)	54

Income (loss) before provision for income taxes	(258)	4,244	3,349	8,003
Benefit (provision) for income taxes	262	(1,734)	(1,273)	(3,363)
Equity in net loss of unconsolidated affiliates	11	(32)	36	(38)

Net income	$15	$2,478	$2,112	$4,602

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenue	$377	$197	$731	$370
Research and development	196	111	434	207
Sales and marketing	388	108	750	287
General and administrative	470	205	914	438

Total costs and expenses	$1,431	$621	$2,829	$1,302

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Subscription	69.4%	68.2%	70.4%	68.9%
Professional services	30.6	31.8	29.6	31.1

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscription	20.3	19.4	19.9	20.4
Professional services	26.9	27.9	26.5	27.7

Total cost of revenue	47.2	47.3	46.4	48.1

Gross profit	52.8	52.7	53.6	51.9

Operating expenses:
Research and development	10.0	9.1	10.0	10.1
Sales and marketing	31.8	23.3	27.9	24.9
General and administrative	11.2	7.5	11.1	7.9
Gain on business acquisition	—	—	—	(3.5)

Total operating expenses	53.0	39.9	49.0	39.4

Operating income (loss)	(0.2)	12.8	4.6	12.5
Other income (expense), net	(0.5)	(0.2)	(0.3)	0.1

Income (loss) before provision for income taxes	(0.7)	12.6	4.3	12.6
Benefit (provision) for income taxes	0.7	(5.2)	(1.6)	(5.3)
Equity in net loss of unconsolidated affiliates	—	(0.1)	—	(0.1)

Net income	0.0%	7.3%	2.7%	7.2%

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription revenue	$27,458	$22,948	$4,510	19.7%	$54,663	$43,933	$10,730	24.4%
Percentage of total revenue	69.4%	68.2%			70.4%	68.9%

Professional services revenue	$12,091	$10,715	$1,376	12.8%	$22,940	$19,872	$3,068	15.4%
Percentage of total revenue	30.6%	31.8%			29.6%	31.1%

Subscription Revenue.

We derive our subscription revenue from subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Our contracts provide our customers with access to our on-demand software which allows them to send up to a committed number of messages during each month or quarter over the contract term. If customers exceed the specified messaging volume, per-message fees are billed for the excess volume, generally at rates equal to or greater than the contracted minimum per-message fee. If customers send less than the specified number of messages, no rollover credit or refunds are given.

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

Subscription revenue for the three months ended June 30, 2012 increased by $4.5 million, or 20%, over the three months ended June 30, 2011. The increase was primarily due to an increase in contractually committed messaging of $3.6 million from new customers offset by a decrease of $0.4 million from existing customers. In addition, revenue from messages sent above contracted levels increased from $4.4 million to $5.7 million and as a percentage of total subscription revenue, from 19.0% of total subscription revenue in the second quarter 2011 to 20.6% of revenue in the quarter ended June 30, 2012.

Subscription revenue for the six months ended June 30, 2012 increased by $10.7 million over the six months ended June 30, 2011. The increase was driven by an increase in subscription messaging of $1.7 million from existing customers and $5.3 million in new customers. In addition, overage revenue rose by $3.7 million. Overage also rose as a percentage of total subscription revenue from 20.3% to 22.9% from the six months 2011 to the six months 2012.

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

Professional services revenue for the three months ended June 30, 2012 increased by $1.4 million over the three months ended June 30, 2011. The increase was primarily due to an increase of $2.1 million from new customers, offset by $0.7 million decrease from existing customers.

Professional services revenue for the six months ended June 30, 2012 increased by $3.1 million over the six months ended June 30, 2011. The increase was primarily due to an increase of $3.4 million from new customers, offset by $0.3 million decrease from existing customers.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$8,031	$6,532	$1,499	22.9%	$15,476	$13,046	$2,430	18.6%
Percentage of subscription revenue	29.2%	28.5%			28.3%	29.7%
Gross margin	70.8%	71.5%			71.7%	70.3%

Cost of professional services revenue	$10,623	$9,401	$1,222	13.0%	$20,543	$17,650	$2,893	16.4%
Percentage of professional services revenue	87.9%	87.7%			89.6%	88.8%
Gross margin	12.1%	12.3%			10.4%	11.2%

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

Cost of subscription revenue for the three months ended June 30, 2012 increased by $1.5 million over the three months ended June 30, 2011. The increase in costs was consistent with higher levels of revenue and consisted primarily due to the addition of new employees of $0.8 million, data center costs of $0.2 million, depreciation expense of $0.2 million, and stock-based compensation of $0.1 million.

Cost of subscription revenue for the six months ended June 30, 2012 increased by $2.4 million over the six months ended June 30, 2011. The increase in costs was consistent with higher levels of revenue and consisted primarily of increases in personnel costs of $0.8 million, depreciation expense of $0.4 million, increase data center equipment costs of $0.4 million, and stock-based compensation of $0.2 million. Subscription gross margin for the six months ended June 30, 2012 increased by 1.4 percentage points over the six months ended June 30, 2011 primarily due to the increase in revenue from messages sent above contracted levels, which has minimal incremental costs associated with it.

Cost of Professional Services Revenue.

Cost of professional services revenue primarily consists of personnel and related costs and allocated overhead. Our cost associated with providing professional services is significantly higher as a percentage of revenue than our cost of subscription revenue due to the labor costs associated with providing professional services. As it takes several months to ramp up a productive professional services consultant, we generally increase our professional services capacity ahead of associated professional services revenue, which can result in lower margins in the given investment period. We expect the number of professional services personnel to increase in the future, which will result in higher cost of professional services revenue in absolute dollars.

Cost of professional services revenue for the three months ended June 30, 2012 increased by $1.2 million over the three months ended June 30, 2011. The increase was primarily the result of increased personnel expenses due to the addition of new employees.

Cost of professional services revenue for the six months ended June 30, 2012 increased by $2.9 million over the six months ended June 30, 2011. The increase was primarily due to a $2.5 million increase in personnel expenses due to the addition of new employees.

Operating Expenses.

Research and Development.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$3,937	$3,054	$883	28.9%	$7,739	$6,447	$1,292	20.0%
Percentage of total revenue	10.0%	9.1%			10.0%	10.1%

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

Research and development expenses for the three months ended June 30, 2012 increased by $0.9 million over the three months ended June 30, 2011. The increase was primarily due to increases in personnel expenses of $0.5 million due to the addition of new employees, $0.1 million in facility expense, $0.1 million of stock-based compensation, offset by a $0.1 million decrease in consulting expenses.

Research and development expenses for the six months ended June 30, 2012 increased by $1.3 million over the six months ended June 30, 2011. The increase was primarily due to an increase of $0.9 million related to new employees, $0.2 million for stock-based compensation, $0.1 million in facility expense, partially offset by a $0.2 million decrease in consulting expenses.

Sales and Marketing.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$12,571	$7,842	$4,729	60.3%	$21,632	$15,877	$5,755	36.2%
Percentage of total revenue	31.8%	23.3%			27.9%	24.9%

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

Sales and marketing expenses for the three months ended June 30, 2012 increased by $4.7 million over the three months ended June 30, 2011. The increase was primarily due to $2.7 million in expenses related to our annual trade show which occurred in May, 2012, compared to February, 2011 of the prior year. Additional costs incurred of $1.4 million were due to new employees and $0.3 million related to stock-based compensation.

Sales and marketing expenses for the six months ended June 30, 2012 increased by $5.8 million over the six months ended June 30, 2011. The increase was primarily due to a $2.8 million increase in costs associated to new employees, $2.0 million increase related to our annual trade show and $0.5 million in stock-based compensation costs.

General and Administrative.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$4,428	$2,511	$1,917	76.3%	$8,599	$5,056	$3,543	70.1%
Percentage of total revenue	11.2%	7.5%			11.1%	7.9%

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

General and administrative expenses for the three months ended June 30, 2012 increased by $1.9 million over the three months ended June 30, 2011. The increase was primarily due to an increase of $0.6 million from professional fees, $0.4 million increase in personnel expenses due to the addition of new employees and $0.3 million increase in stock-based compensation.

General and administrative expenses for the six months ended June 30, 2012 increased by $3.5 million over the six months ended June 30, 2011. The increase was primarily due to an increase of $1.2 million from professional fees, $0.8 million increase in personnel expenses due to the addition of new employees, a $0.5 million increase in stock-based compensation, a $0.3 million increase in sales tax accruals and $0.1 million increase in compensation for our board of directors.

Gain on Acquisition.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Gain on acquisition	$—	$—	$—	n/a	$—	$(2,220)	$2,220	n/a

Gain on acquisition for the six months ended June 30, 2011 resulted from a $2.2 million gain for the fair market value adjustments of our initial investment in Eservices upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(217)	$(79)	$(138)	174.7%	$(265)	$54	$(319)	(590.7)%

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

Other income (expense), net for the three months ended June 30, 2012 decreased over the three months ended June 30, 2011. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Other income (expense), net for the six months ended June 30, 2012 decreased over the six months ended June 30, 2011. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Benefit (provision) for income taxes	$262	$(1,734)	$1,996	(115.1)%	$(1,273)	$(3,363)	$2,090	(62.1)%
Effective tax rate	(101.6)%	40.9%			38.0%	42.0%

The provision for income taxes for the three months ended June 30, 2012 decreased over the three months ended June 30, 2011. The effective tax rate was 101.6% and 40.9% for the three months ended June 30, 2012 and 2011, respectively. The income tax benefit for the three months ended June 30, 2012 differed from applying the federal statutory rate to our loss before income taxes primarily due to additional credits identified during the quarter.

The provision for income taxes for the six months ended June 30, 2012 decreased slightly over the six months ended June 30, 2011. The effective tax rate was 38.0% and 42.0% for the six months ended June 30, 2012 and 2011, respectively. The expected income tax provision derived from applying the federal statutory rate to our income before income tax provision differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses.

Equity in Net Income (Loss) of Unconsolidated Affiliate.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net loss of unconsolidated affiliate	$11	$(32)	$43	(134.4)%	$36	$(38)	$74	(194.7)%

Equity in net income (loss) of unconsolidated affiliate represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark.

Liquidity and Capital Resources.

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$10,001	$9,840
Net cash used in investing activities	12,155	(12,534)
Net cash provided by financing activities	1,780	71,143
Effect of foreign exchange rate changes on cash and cash equivalents	45	61

Net increase in cash and cash equivalents	$23,981	$68,510

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. As of June 30, 2012, we had $97.4 million of cash and cash equivalents and $109.0 million of working capital.

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

For the six months ended June 30, 2012, net cash provided by operating activities was primarily the result of $2.1 million of net income, increased by non-cash items such as depreciation and amortization of $5.0 million, stock-based compensation of $2.8 million, partially offset by $1.3 million of excess tax benefits from stock-based compensation. Changes in operating assets and liabilities increased $1.5 million in cash. Sources of cash totaled $8.0 million and were primarily related to increases in accounts payable of $2.5 million and other accrued liabilities of $3.0 million primarily related to tenant improvements in our San Bruno headquarters incurred during the current quarter. Uses of cash totaled $6.5 million and were primarily related to a $3.0 million increase in accounts receivable and $2.6 million increase in prepaid expenses and other current assets for landlord funded tenant improvements and related expenses.

Net Cash Used in Investing Activities.

For the six months ended June 30, 2012, cash provided by investing activities consisted of $22.5 million from the redemption or maturity of short-term investments, partially offset by $4.0 million in purchases of U.S. Treasury and Agency bonds. We also used $4.5 million for purchases of property and equipment and $1.8 million to purchase a 19.9% interest in PM Comunicação LTDA, a customer relationship management and digital marketing company in Brazil. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software and computer equipment for our increasing employee headcount.

Net Cash Provided by (Used in) Financing Activities.

For the six months ended June 30, 2012, cash provided by financing activities consisted of net proceeds of $1.3 million of excess tax benefits from stock-based compensation and $0.9 million in proceeds from the issuance of our common stock in connection with stock option exercises. Cash used in financing activities consisted of $0.4 million in payments in connection with our capital lease obligations.

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

Commitments.

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data center. During the six months ended June 30, 2012, we entered into new lease agreements for additional office space in New York City, New York and Denver, Colorado. The New York lease has a five-year term and commenced in April 2012. The Denver lease has a four-year term and commenced in May 2012. In addition, during the six months ended June 30, 2012, we entered into an agreement to extend our existing subscription for a customer relationship management application service through May 2014.

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$16,754	$1,918	$6,772	$5,379	$2,685
Capital lease obligations	1,619	466	1,153	—	—
Other	1,767	425	1,342	—	—

Total contractual obligations	$20,140	$2,809	$9,267	$5,379	$2,685

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, vendors, lessors, and parties to other transactions, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our on-demand software when used for its intended purpose infringes the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made under these obligations have not been material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

Our expenses are incurred primarily in the United States, Australia, the United Kingdom and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of June 30, 2012 would be a loss of approximately $0.3 million. As of June 30, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested primarily in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investments are in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of June 30, 2012 would not have a material impact on the fair value of our cash equivalents and short-term investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Although we have been profitable for several years, our accumulated deficit was $12.7 million as of June 30, 2012 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which may reduce profitability and related gross margin compared to prior periods. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

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

The growth of our business depends in part on the acceptance and growth of mobile, social, web and display as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social, web and display is just emerging. We released our mobile and social offerings on our newer on-demand software in April 2010 and our display offering in October 2011 and competitive solutions will continue to emerge. Even if mobile, social, web and display become widely adopted relationship marketing channels, we cannot assure you that our corresponding offerings will gain traction with current or new customers. The majority of our current customers became customers before we released our newer on-demand software in late 2009 and would be required to migrate to our newer on-demand software in order to execute fully integrated campaigns across mobile, social, web and display channels. These customers may not desire to expend the time and resources that would be required to migrate.

The market for interactive marketing software is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

It is uncertain whether businesses will make significant investments in interactive marketing software, and if they do, whether they will purchase subscriptions to on-demand software for this function. The market for on-demand software, in general, and for interactive marketing software, in particular, is relatively new, and it is uncertain whether such software will achieve and sustain high levels of demand and market acceptance. Our success will substantially depend on the willingness of enterprises to increase their use of on-demand software in general, and for marketing in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional on-premise enterprise software into their businesses and therefore may be reluctant or unwilling to migrate to on-demand software. Furthermore, some enterprises may be reluctant or unwilling to use on-demand software because they have concerns regarding the security and other risks associated with the technology delivery model. If enterprises do not perceive the overall benefits of on-demand software, then the market may develop more slowly than we expect, either of which would significantly and adversely affect our operating results. Accordingly, we cannot assure you that an on-demand model for interactive marketing software will achieve and sustain the high level of market acceptance that is critical for the success of our business.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the six months ended June 30, 2012. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 32% and 35% of our total revenue for the three months ended June 30, 2012 and 2011, respectively, and 32% and 36% of our total revenue for the six months ended June 30, 2012 and 2011, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline. For example in 2011, the parent company of one of our customers acquired a company with competing technology and, as a result, the customer reduced its contractually committed messaging level upon its renewal.

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

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and use taxes to our services in various jurisdictions is unclear. We have recorded net sales and use tax liabilities of $0.8 million as of June 30, 2012. It is possible that we could face sales and use tax audits resulting in liabilities for these taxes in excess of our estimates. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 784 as of June 30, 2012. In January 2011, we completed the acquisition of Eservices in Australia, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific region. We also have a minority-owned unconsolidated affiliate with operations in Denmark which will be consolidated based on our additional equity purchase in July, 2012 and an equity investment in an entity with operations in Brazil. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisition of Eservices, located in Australia, purchased the majority of the equity interested in our Responsys Denmark joint venture in July, 2012 which will be consolidated in the subsequent quarter, and commenced software development and support activities via a subsidiary in India. In 2012, we purchased a 19.9 % equity interest in an entity in Brazil. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 45% of our outstanding common stock as of June 30, 2012. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.01	2012 Employee Stock Purchase Plan.	8-K	001-35125	10.01	06/01/2012

31.01	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.02	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).*					X

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Label Linkbase Document

101.5	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2012	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)