Form 10-Q
period 2012-09-30
RESPONSYS INC
filed 2012-11-14
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were approximately 48,785,993 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of September 30, 2012	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$100,180	$73,456
Short-term investments	700	21,300
Accounts receivable, net of allowances of $125 and $82 as of September 30, 2012 and December 31, 2011, respectively	25,809	20,706
Deferred taxes – current	5,445	5,393
Prepaid expenses and other current assets	3,594	3,599

Total current assets	135,728	124,454
Property and equipment – net	18,182	14,663
Goodwill	17,260	14,048
Intangible assets – net	3,661	3,386
Deferred taxes – noncurrent	5,285	5,748
Other assets	2,495	938

Total assets	$182,611	$163,237

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,935	$1,739
Accrued compensation	6,246	6,916
Other accrued liabilities	4,727	2,914
Capital lease obligations - current	892	879
Deferred revenue - current	7,733	7,387

Total current liabilities	22,533	19,835

Capital lease obligations – noncurrent	453	1,154
Deferred taxes – noncurrent	678	691
Deferred revenue – noncurrent	362	323
Other long-term liabilities	4,614	977

Total liabilities	$28,640	$22,980

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 5,000 shares authorized as of September 30, 2012 and December 31, 2011; no shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 250,000 shares authorized as of September 30, 2012 and December 31, 2011; 48,642 and 47,632 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	163,098	155,428
Accumulated deficit	(9,214)	(14,794)
Accumulated other comprehensive gain (loss)	82	(382)

Total stockholders’ equity	153,971	140,257

Total liabilities and stockholders’ equity	$182,611	$163,237

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription	$28,450	$23,834	$83,113	$67,767
Professional services	12,098	10,056	35,038	29,928

Total revenue	40,548	33,890	118,151	97,695

Cost of revenue:
Subscription	8,225	7,239	23,701	20,285
Professional services	11,141	9,196	31,684	26,846

Total cost of revenue	19,366	16,435	55,385	47,131

Gross profit	21,182	17,455	62,766	50,564

Operating expenses:
Research and development	3,981	3,540	11,720	9,987
Sales and marketing	11,089	7,786	32,721	23,663
General and administrative	4,254	3,226	12,853	8,282
Gain on acquisition	(2,233)	—	(2,233)	(2,220)

Total operating expenses	17,091	14,552	55,061	39,712

Operating income	4,091	2,903	7,705	10,852

Other income (expense), net:
Interest income	98	19	147	33
Interest expense	(54)	(31)	(235)	(75)
Other income (expense), net	62	(240)	(71)	(156)

Total other income (expense), net	106	(252)	(159)	(198)

Income before income taxes	4,197	2,651	7,546	10,654
Provision for income taxes	(729)	(1,192)	(2,002)	(4,555)
Equity in net income (loss) of unconsolidated affiliates	—	(52)	36	(90)

Net income	$3,468	$1,407	$5,580	$6,009

Net income attributable to common stockholders:
Basic	$3,468	$1,407	$5,580	$3,133

Diluted	$3,468	$1,407	$5,580	$3,302

Net income per share attributable to common stockholders:
Basic	$0.07	$0.03	$0.12	$0.10

Diluted	$0.07	$0.03	$0.10	$0.09

Shares used in computation of net income per share attributable to common stockholders:
Basic	48,556	47,054	48,187	31,175

Diluted	53,349	53,641	53,152	37,880

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$3,468	$1,407	$5,580	$6,009

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effect of zero	476	(1,460)	469	(2,093)
Unrealized short-term investment losses, net of tax effect of zero	(1)	(2)	(5)	(2)

Total other comprehensive income (loss)	475	(1,462)	464	(2,095)

Comprehensive income (loss)	$3,943	$(55)	$6,044	$3,914

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,580	$6,009
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit (provision) for bad debts	62	(80)
Depreciation and amortization	7,830	7,021
Stock-based compensation	4,669	2,421
Gain on acquisition	(2,233)	(2,220)
Deferred taxes	(70)	3,538
Excess tax benefits from stock-based compensation	(1,702)	(51)
Equity in net (income) loss of unconsolidated affiliates	(36)	90
Other	164	2
Changes in operating assets and liabilities - net of business acquired:
Accounts receivable	(4,900)	2,341
Prepaid expenses and other current assets	52	(108)
Other assets	188	(18)
Accounts payable	695	378
Accrued compensation	(862)	(74)
Other accrued liabilities	3,105	350
Deferred revenue	303	(2,649)
Other long-term liabilities	2,132	(58)

Net cash provided by operating activities	14,977	16,892

Cash flows from investing activities:
Purchases of property and equipment	(8,472)	(5,583)
Addition of capitalized software development costs	(160)	(439)
Business acquisition, net of cash received	(614)	(6,101)
Purchase of short-term investments	(4,007)	(13,722)
Redemption of short-term investments	24,477	—
Purchase of equity interest	(1,772)	—
Investment in unconsolidated affiliate	—	(381)

Net cash provided by (used in) investing activities	9,452	(26,226)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,148	588
Proceeds from initial public offering	—	72,182
Proceeds from early-exercised stock options	3	157
Payments of offering costs	—	(1,674)
Principal payments on capital lease obligations	(658)	(471)
Excess tax benefits from stock-based compensation	1,702	51

Net cash provided by financing activities	2,195	70,833

Effect of foreign exchange rate changes on cash and cash equivalents	100	13

Net increase in cash and cash equivalents	26,724	61,512
Cash and cash equivalents at beginning of period	73,456	13,884

Cash and cash equivalents at end of period	$100,180	$75,396

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$—	$1,189

Purchase of property and equipment under capital lease	$—	$2,398

Purchase of property and equipment on account	$1,327	$426

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69	$57

Cash paid during the period for taxes	$674	$755

See notes to condensed consolidated financial statements.

Responsys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California in February 1998 and reincorporated from the state of California to the state of Delaware in March 2011. The Company’s solution is comprised of its on-demand software and professional services. The Company’s core offering, the Responsys Interact Suite, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social, web and display. The Company has offices in North America, Australia, Denmark, India and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

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

There have been no changes in the Company’s significant accounting policies for the nine months ended September 30, 2012 as compared to the significant accounting policies described in its Form 10-K for the year ended December 31, 2011. The presentation of the balance sheet was updated to reflect a reclassification of noncurrent deferred tax liabilities for the quarter ended September 30, 2012 and year ended December 31, 2011.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of equity awards issued, the fair value of its initial 50% investment in Eservices Group Ltd (“Eservices”) immediately prior to the acquisition of the remaining 50%, the fair value of the remaining $1.5 million obligation for Responsys Denmark A/S (“Responsys Denmark”), the valuation of intangible assets acquired in business combinations, the effective annual income tax rate and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU No. 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company adopted this ASU prospectively, as required, effective January 1, 2012. The adoption did not have a material effect on the Company’s financial position or results of operations.

3.	NET INCOME PER SHARE

Basic and diluted net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$3,468	1,407	$5,580	$6,009
Non-cumulative dividends on convertible preferred stock	—	—	—	(1,589)
Undistributed earnings allocated to convertible preferred stock	—	—	—	(1,287)

Net income attributed to common stockholders – basic	$3,468	$1,407	$5,580	$3,133

Diluted:
Net income attributed to common stockholders – basic	$3,468	$1,407	$5,580	$3,133
Undistributed earnings re-allocated to common stockholders	—	—	—	169

Net income attributed to common stockholders – diluted	$3,468	$1,407	$5,580	$3,302

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	48,556	47,054	48,187	31,175

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	48,556	47,054	48,187	31,175
Effect of potentially dilutive securities:
Employee share options	4,688	6,561	4,884	6,687
Restricted stock units	75	—	44	—
Repurchaseable share options	30	26	37	18

Weighted-average shares used in computing diluted net income per share attributable to common stockholders	53,349	53,641	53,152	37,880

Net income per share attributable to common stockholders:
Basic	$0.07	$0.03	$0.12	$0.10

Diluted	$0.07	$0.03	$0.10	$0.09

Potential shares of common stock that were excluded from the computation of net income per share as they were anti-dilutive using the treasury-stock method are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Employee share options	2,759	2,693	2,818	3,031
Repurchaseable share options	—	13	—	14
Restricted stock units	—	248	—	248

Total	2,759	2,954	2,818	3,293

4.	BUSINESS COMBINATIONS

Responsys Denmark A/S

Pursuant to the Shareholders’ Agreement dated July 2010, the Company acquired a non-controlling interest in Responsys Denmark for $0.2 million (DKK 1 million) in cash. Accordingly, the Company accounted for its initial investment using the equity method. In addition, the Company had an option to purchase the remaining equity interests exercisable at any time after May 1, 2013.

On July 1, 2012, pursuant to an amendment to the Shareholders’ Agreement, the Company completed the acquisition (the “Acquisition”) of an additional 47.5% equity interest in Responsys Denmark in exchange for a $1.0 million payment plus an additional contingent cash consideration due in May 2015 currently estimated at $1.5 million. The Company’s total ownership of Responsys Denmark is 95%. The Company will continue to reassess the contingent cash consideration for changes in the fair value.

The allocation of the aggregate purchase price is as follows (in thousands):

Net tangible liabilities	$(221)
Intangible assets
Customer list (three year estimated life)	1,000
Reacquired Right (three year estimated life)	1,100
Goodwill	2,921

Total intangible assets	5,021

Total Purchase Consideration	$4,800

The Company recorded a $2.2 million gain on acquisition for the fair market value adjustments of its initial investment upon the acquisition of the additional 47.5% equity interest in Responsys Denmark.

Under Accounting Standards Codification (“ASC”) 805, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were immaterial.

5.	SHORT-TERM INVESTMENTS

The Company’s short-term investments in available-for-sale securities consist of the following (in thousands):

	As of September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$—	$—	$—	$—
U.S. Agency bonds	700	—	—	700

	$700	$—	$—	$700

	As of December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. Treasury bonds	$2,005	$1	$—	2,006
U.S. Agency bonds	19,292	2	—	19,294

	$21,297	$3	$—	$21,300

At September 30, 2012 and December 31, 2011, all available-for-sale securities mature within one year.

6.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Computers and equipment	$29,712	$25,623
Software	9,285	8,976
Furniture and fixtures	2,680	1,443
Capitalized software	3,677	3,008
Leasehold improvements	3,463	726

Total property and equipment - cost	48,817	39,776
Less: accumulated depreciation	(30,635)	(25,113)

Total property and equipment - net	$18,182	$14,663

Depreciation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense	$2,096	$1,877	$5,924	$5,265

Equipment financed under capital leases is included in computers and equipment as follows (in thousands):

	As of September 30, 2012	As of December 31, 2011
Capitalized value	$3,333	$3,333
Accumlated depreciation	(1,654)	(1,252)

Net	$1,679	$2,081

7.	GOODWILL

Goodwill consists of the following (in thousands):

Balance - December 31, 2011	$14,048
Additions	2,921
Foreign currency translation	291

Balance - September 30, 2012	$17,260

The functional currency of the Eservices, where the majority of goodwill is recorded, is the local currency. The additions to goodwill in the current year are related to the acquisition of Responsys Denmark. The functional currency of Responsys Denmark is the local currency. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in foreign currency translation adjustment in the condensed consolidated statements of comprehensive income.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	As of September 30, 2012			As of December 31, 2011
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Customer lists	$6,594	$(4,136)	$2,458	$5,529	$(2,401)	$3,128
Reacquired right	1,113	(93)	1,020	—	—	—
Trade name	232	(167)	65	230	(117)	113
Other	188	(70)	118	187	(42)	145

	$8,127	$(4,466)	$3,661	$5,946	$(2,560)	$3,386

The estimated future amortization expense related to intangible assets as of September 30, 2012, is as follows (in thousands):

Amortization
2012 - remaining	$733
2013	1,777
2014	763
2015	374
2016	14

Total amortization	$3,661

Amortization expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization expense	$746	$584	$1,906	$1,756

9.	EQUITY INVESTMENTS

The Company’s equity investment consists of an investment in PM Comunicação LTDA (“Pmweb”), which is accounted for using the cost method and is further described below. The carrying value of this investment is included in other assets on the condensed consolidated balance sheets as follows (in thousands):

	As of September 30, 2012	As of December 31, 2011
Responsys Denmark (1)	$—	$34
Pmweb	1,772	—

	$1,772	$34

(1)

The additional 47.5% equity interest in Responsys Denmark was purchased on July 1, 2012 and its financial results were consolidated with the Company’s thereafter. Refer to Note 4 for additional information

In March 2012, the Company entered into an agreement with the quotaholders of Pmweb under which the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. Pmweb is a customer relationship management and digital marketing company in Brazil. In connection with the purchase of the quotas, the Company also made a direct investment in Pmweb of $70,000. The Company’s total investment remains at 19.9%.

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

10.	COMMITMENTS AND CONTINGENCIES

Lease and Other Commitments.

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates. During the nine months ended September 30, 2012, the Company entered into new lease agreements for additional office space in New York City, New York, Denver, Colorado and San Francisco, California. The New York lease has a five-year term and commenced in April 2012. The Denver lease has a four-year term and commenced in May 2012. The San Francisco lease was signed in October, 2012 and includes a four-year term that will commence in March, 2013. In addition, during the nine months ended September 30, 2012, the Company entered into an agreement to extend its existing subscription for a customer relationship management application service through May 2014. Total minimum future payments under these agreements as of September 30, 2012 are as follows (in thousands):

	Operating Leases	Capital Leases	Other
2012 - remaining	$1,029	$230	$225
2013	4,307	926	969
2014	4,303	230	373
2015	4,008	—	—
2016	3,754	—	—
Thereafter	3,269	—	—

Total minimum lease payments	$20,670	$1,386	$1,567

Less: amount representing interest		(41)

Present value of minimum lease payments		1,345
Less: current portion of capital lease obligations		(892)

Capital lease obligations - noncurrent		$453

Legal Proceedings.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and diversion of management resources. In August 2012, Rpost Holdings, Inc. and related entities filed suit against the Company in the United States District Court for the Eastern District of Texas alleging infringement of various patents by the Company’s email marketing services. The Company is evaluating the claims and has not yet been served with the complaint. Based on currently available information, the Company is unable to estimate a reasonably possible range of loss, if any, that may result from this matter.

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

Preferred Stock.

Prior to the closing of its IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, in connection with its IPO, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. At September 30, 2012, the Company had no preferred shares outstanding.

Common Stock.

In April 2011, the Company issued 6,467,948 shares of its common stock in connection with its IPO. Net proceeds to the Company were approximately $69.8 million, after underwriters’ discounts and other expenses of the offering.

Accumulated Other Comprehensive Income (Loss).

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	As of September 30, 2012	As of December 31, 2011
Accumulated foreign currency translation adjustments	$83	$(385)
Unrealized investment gain (loss)	(1)	3

Total accumulated other comprehensive income (loss)	$82	$(382)

12.	STOCK-BASED COMPENSATION

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

Options granted under the 1999 Plan are immediately exercisable. The 1999 Plan provides that unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. Unvested shares that are subject to repurchase are not considered outstanding for accounting purposes. However, such shares are reflected as exercised in the summary of option activity as of September 30, 2012. Information regarding shares subject to repurchase is as follows (in thousands):

	As of September 30, 2012	As of December 31, 2011
Shares subject to repurchase	52,240	84,436
Liability recorded	$234	$381

A summary of the activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2011	7,735	11,393	$5.14
Options authorized	1,500	—	—
Options granted	—	—	—
Options exercised	—	(979)	1.18
Options canceled	357	(357)	11.86
Common stock repurchase	1	—	—
Restricted stock unit activity	(865)	—	—

Balance - September 30, 2012	8,728	10,057	5.29	$5.88	$61,910

Vested and exercisable - September 30, 2012		6,404	1.71	4.47	54,742

Vested and expected to vest - September 30, 2012		9,984	$5.24	$5.86	$61,823

The table above includes performance-based awards which vest upon achievement of a revenue milestone or a change in control of the Company. The revenue milestone was achieved on March 31, 2011. Upon achievement of the milestone and at each successive 12 month period from March 31, 2011, 25% of the awards became vested and exercisable.

There were no stock options granted during the three and nine months ended September 30, 2012. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $1.9 million and $9.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $0.7 million and $15.0 million, respectively.

As of September 30, 2012, there was approximately $20.2 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.9 years.

Restricted stock unit activity is as follows (in thousands):

	Number of Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value
Balance - December 31, 2011	288	$13.94
Granted	899	10.52
Released	(54)	15.23
Forfeited	(34)	12.68

Balance - September 30, 2012	1,099	11.11	$11,244

Vested and expected to vest - September 30, 2012	867	$11.11	$8,873

As of September 30, 2012, there was approximately $11.7 million of total unrecognized compensation, related to restricted stock units (“RSUs”) which are expected to be recognized over a weighted-average remaining vesting period of approximately 3.4 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$442	$294	$1,173	$664
Research and development	282	195	716	402
Sales and marketing	527	257	1,277	544
General and administrative	589	373	1,503	811

Total stock-based compensation expense	$1,840	$1,119	$4,669	$2,421

Stock-based compensation expense related to each type of award is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Non-performance-based stock options	$921	$955	$2,926	$1,702
Performance-based stock options	77	164	294	719
RSUs	842	—	1,449	—

Total stock-based compensation expense	$1,840	$1,119	$4,669	$2,421

Determining Fair Value of Stock-based Compensation.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. Assumptions used in the Black-Scholes valuation model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011	2012(1)	2011
Dividend yield (2)	N/A	—%	N/A	—%
Risk-free rate (3)	N/A	1.32%	N/A	1.32-2.61%
Expected volatility (4)	N/A	51.00%	N/A	50.00 -51.00%
Expected term - in years (5)	N/A	6.06	N/A	6.06

(1)	The Company granted no stock options in the three and nine months ended September 30, 2012.
(2)	The Company has not declared or paid dividends to date and does not anticipate doing so.
(3)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.

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

(5)

The expected term of the Company’s options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in Staff Accounting Bulletin No. 107 to compute the expected term. Prior to February 2012, options were granted with a ten-year term. Effective February 15, 2012, options will be granted with a seven-year term.

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

13.	INCOME TAXES

The provision for income taxes is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$(729)	$(1,192)	$(2,002)	$(4,555)
Effective tax rate	17.4%	45.0%	26.5%	42.8%

The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and nine months ended September 30, 2012 and 2011 differed from the Company’s recorded income tax provision primarily due to state income tax credits and permanent differences related to non-deductible stock-based compensation expenses and a gain on acquisition in the current year with no associated income tax effect. The Company’s effective tax rate for the three and nine months ended September 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for the year ending December 31, 2012.

Topic 740—Income Taxes prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $1.5 million and $1.6 million as of September 30, 2012 and December 31, 2011, respectively. No significant interest or penalties have been recorded to date.

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

The assets measured at fair value on a recurring basis and the input categories associated with those assets are as follows (in thousands):

	As of September 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$79,560	$79,560	$—	$—
U.S. Treasuries	$—	$—	$—	$—
U.S. Agencies	$700	$—	$700	$—
Liabilities:
Contingent consideration payable (2)	$1,500	$—	$—	$1,500

	As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$58,828	$58,828	$—	$—
U.S. Treasuries	$2,006	$—	$2,006	$—
U.S. Agencies	$19,294	$—	$19,294	$—

(1)	Included in the Cash and cash equivalents on the Balance Sheet.
(2)	Included in the Other long-term liabilities on the Balance Sheet. See Note 4.

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

The contingent consideration payable of $1.5 million is classified within Level 3 because the liability is valued using unobservable inputs. The inputs include the expected future cash flows of Responsys Denmark during the contingency period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Shareholder Agreement. Any changes in the liability are recorded in our statement of operations until the liability is settled. Subsequent to the date of the acquisition, the fair value of the contingent consideration payable has not changed.

15.	SEGMENT INFORMATION

The Company is organized and operates in one reportable industry segment.

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Subscription
United States	$22,125	$19,413	$66,033	$55,704
International	6,325	4,421	17,080	12,063
Professional services
United States	8,649	7,243	24,998	22,294
International	3,449	2,813	10,040	7,634

Total revenue	$40,548	$33,890	$118,151	$97,695

No individual country other than the United States accounts for 10% or more of total revenue. No individual customer accounted for 10% or more of total revenue or accounts receivable.

Property and equipment by geographic region were as follows (in thousands):

	As of September 30,	As of December 31,
	2012	2011
United States	$17,508	$13,853
International	674	810

Total property and equipment - net	$18,182	$14,663

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following are some of the more significant milestones in our corporate history during the past few years:

•

In April 2010, we added mobile and social functionality to Interact Campaign to coordinate the creation, scheduling, automation and tracking of short message service, or text message, marketing campaigns and promotions to consumers who engage with our customers’ brands such as Facebook fans or Twitter followers.

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

•

In July 2012, we purchased an additional 47.5% equity interest in Responsys Denmark for $2.3 million, bringing our total ownership to 95%. Responsys Denmark is a reseller of the Responsys’ suite of product offerings and provides related professional services.

We derive revenue from subscriptions to our on-demand software including the associated messaging service and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 70.2% and 70.3% of our total revenue for the three months ended September 30, 2012 and 2011, respectively, and 70.3% and 69.4% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. Subscription revenue is driven primarily by demand from existing customers, which includes their contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social, web and display channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees associated with our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 24.1% and 21.3% for the three months ended September 30, 2012 and 2011, respectively, and 23.0% and 20.2% for the nine months ended September 30, 2012 and 2011, respectively.

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

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and through the three months ended September 30, 2012.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 399 and 338 customers as of September 30, 2012 and 2011, respectively.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no changes in the accounting policies for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended September 30, 2012 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2011.

New Accounting Pronouncements

Accounting Standards Adopted During 2012.

See Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted During 2012,” of Notes to Condensed Consolidated Financial Statements for a discussion of the effect of new accounting pronouncements.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Revenue:
Subscription	$28,450	$23,834	$83,113	$67,767
Professional services	12,098	10,056	35,038	29,928

Total revenue	40,548	33,890	118,151	97,695

Cost of revenue: (1)
Subscription	8,225	7,239	23,701	20,285
Professional services	11,141	9,196	31,684	26,846

Total cost of revenue	19,366	16,435	55,385	47,131

Gross profit	21,182	17,455	62,766	50,564

Operating expenses:
Research and development (1)	3,981	3,540	11,720	9,987
Sales and marketing (1)	11,089	7,786	32,721	23,663
General and administrative (1)	4,254	3,226	12,853	8,282
Gain on acquisition	(2,233)	—	(2,233)	(2,220)

Total operating expenses	17,091	14,552	55,061	39,712

Operating income	4,091	2,903	7,705	10,852
Other income (expense), net	106	(252)	(159)	(198)

Income before provision for income taxes	4,197	2,651	7,546	10,654
Provision for income taxes	(729)	(1,192)	(2,002)	(4,555)
Equity in net income (loss) of unconsolidated affiliates	—	(52)	36	(90)

Net income	$3,468	$1,407	$5,580	$6,009

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenue	$442	$294	$1,173	$664
Research and development	282	195	716	402
Sales and marketing	527	257	1,277	544
General and administrative	589	373	1,503	811

Total costs and expenses	$1,840	$1,119	$4,669	$2,421

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Subscription	70.2%	70.3%	70.3%	69.4%
Professional services	29.8	29.7	29.7	30.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscription	20.3	21.4	20.1	20.8
Professional services	27.5	27.1	26.8	27.5

Total cost of revenue	47.8	48.5	46.9	48.3

Gross profit	52.2	51.5	53.1	51.7

Operating expenses:
Research and development	9.8	10.4	9.9	10.2
Sales and marketing	27.3	23.0	27.7	24.2
General and administrative	10.5	9.5	10.9	8.5
Gain on acquisition	(5.5)	—	(1.9)	(2.3)

Total operating expenses	42.1	42.9	46.6	40.6

Operating income	10.1	8.6	6.5	11.1
Other income (expense), net	0.3	(0.7)	(0.1)	(0.2)

Income before provision for income taxes	10.4	7.9	6.4	10.9
Provision for income taxes	(1.8)	(3.5)	(1.7)	(4.7)
Equity in net loss of unconsolidated affiliates	—	(0.2)	—	(0.1)

Net income	8.6%	4.2%	4.7%	6.1%

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
Subscription revenue	$28,450	$23,834	$4,616	19.4%	$83,113	$67,767	$15,346	22.6%
Percentage of total revenue	70.2%	70.3%			70.3%	69.4%

Professional services revenue	$12,098	$10,056	$2,042	20.3%	$35,038	$29,928	$5,110	17.1%
Percentage of total revenue	29.8%	29.7%			29.7%	30.6%

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

Subscription revenue for the three months ended September 30, 2012 increased by $4.6 million, or 19.4%, over the three months ended September 30, 2011. The increase was primarily due to an increase in contractually committed messaging of $3.8 million from new customers partially offset by a decrease of $0.1 million from existing customers. In addition, revenue from messages sent above contracted levels increased from $4.2 million to $5.1 million and as a percentage of total subscription revenue, from 17.7% of total subscription revenue in the third quarter 2011 to 18.1% of revenue in the quarter ended September 30, 2012.

Subscription revenue for the nine months ended September 30, 2012 increased by $15.3 million, or 22.6% over the nine months ended September 30, 2011. The increase was driven by an increase in subscription messaging of $4.6 million from existing customers and $6.2 million in new customers. In addition, overage revenue rose by $4.5 million. Overage also rose as a percentage of total subscription revenue from 19.4% to 21.3% from the nine months 2011 to the nine months 2012.

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

Professional services revenue for the three months ended September 30, 2012 increased by $2.0 million, or 20.3% over the three months ended September 30, 2011. The increase was primarily due to an increase of $2.7 million from new customers, partially offset by $0.7 million decrease from existing customers.

Professional services revenue for the nine months ended September 30, 2012 increased by $5.1 million, or 17.1% over the nine months ended September 30, 2011. The increase was primarily due to an increase of $5.7 million from new customers, partially offset by $0.6 million decrease from existing customers.

Cost of Revenue.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$8,225	$7,239	$986	13.6%	$23,701	$20,285	$3,416	16.8%
Percentage of subscription revenue	28.9%	30.4%			28.5%	29.9%
Gross margin	71.1%	69.6%			71.5%	70.1%

Cost of professional services revenue	$11,141	$9,196	$1,945	21.2%	$31,684	$26,846	$4,838	18.0%
Percentage of professional services revenue	92.1%	91.4%			90.4%	89.7%
Gross margin	7.9%	8.6%			9.6%	10.3%

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

Cost of subscription revenue for the three months ended September 30, 2012 increased by $1.0 million over the three months ended September 30, 2011. The increase in costs was consistent with higher levels of revenue and consisted primarily due to the addition of new employees of $0.5 million, data center costs of $0.2 million, and depreciation expense of $0.2 million.

Cost of subscription revenue for the nine months ended September 30, 2012 increased by $3.4 million over the nine months ended September 30, 2011. The increase in costs was consistent with higher levels of revenue and consisted primarily of increases in personnel costs of $1.3 million, depreciation expense of $0.6 million, increase data center equipment costs of $0.6 million, and stock-based compensation of $0.2 million. Subscription gross margin for the nine months ended September 30, 2012 increased by 1.4% over the nine months ended September 30, 2011 primarily due to the increase in revenue from messages sent above contracted levels, which has minimal incremental costs associated with it.

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

Cost of professional services revenue for the three months ended September 30, 2012 increased by $1.9 million over the three months ended September 30, 2011. The increase was primarily the result of increased personnel expenses due to the addition of new employees.

Cost of professional services revenue for the nine months ended September 30, 2012 increased by $4.8 million over the nine months ended September 30, 2011. The increase was primarily due to a $4.4 million increase in personnel expenses due to the addition of new employees, and $0.3 million in stock-based compensation expense.

Operating Expenses.

Research and Development.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
Research and development	$3,981	$3,540	$441	12.5%	$11,720	$9,987	$1,733	17.4%
Percentage of total revenue	9.8%	10.4%			9.9%	10.2%

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

Research and development expenses for the three months ended September 30, 2012 increased by $0.4 million over the three months ended September 30, 2011. The increase was primarily due to $0.3 million in personnel expenses related to the addition of new employees, $0.1 million in depreciation expense, and $0.1 million of stock-based compensation expense.

Research and development expenses for the nine months ended September 30, 2012 increased by $1.7 million over the nine months ended September 30, 2011. The increase was primarily due to $1.1 million in personnel expenses related to the addition of new employees, $0.3 million of stock-based compensation expense, and $0.1 million in facility expense, partially offset by a $0.3 million decrease in consulting expenses.

Sales and Marketing.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
Sales and marketing	$11,089	$7,786	$3,303	42.4%	$32,721	$23,663	$9,058	38.3%
Percentage of total revenue	27.3%	23.0%			27.7%	24.2%

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, the cost of marketing programs, promotional events and webinars (net of amounts received from sponsors and participants), amortization of our intangible assets, and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase in absolute dollars and will continue to be our largest cost.

Sales and marketing expenses for the three months ended September 30, 2012 increased by $3.3 million over the three months ended September 30, 2011. The increase was primarily due to $1.7 million in personnel expenses related to the addition of new employees, $0.8 million in commission expense, $0.2 million in stock–based compensation expense, and $0.2 million in amortization of intangibles related to the Responsys Denmark acquisition.

Sales and marketing expenses for the nine months ended September 30, 2012 increased by $9.1 million over the nine months ended September 30, 2011. The increase was primarily due to $4.2 million in personnel expenses related to the addition of new employees, $1.2 million related to our annual trade show, $1.0 million in commission expense, $0.9 million increase in marketing, and $0.7 million in stock-based compensation expense.

General and Administrative.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
General and administrative	$4,254	$3,226	$1,028	31.9%	$12,853	$8,282	$4,571	55.2%
Percentage of total revenue	10.5%	9.5%			10.9%	8.5%

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

General and administrative expenses for the three months ended September 30, 2012 increased by $1.0 million over the three months ended September 30, 2011. The increase was primarily due to $0.9 million in personnel expenses related to the addition of new employees, and $0.2 million increase in stock-based compensation expense, partially offset by a $0.3 million decrease in non-income related taxes.

General and administrative expenses for the nine months ended September 30, 2012 increased by $4.6 million over the nine months ended September 30, 2011. The increase was primarily due to $1.7 million in personnel expenses related to the addition of new employees, $1.1 million in professional fees, $0.7 million in stock-based compensation expense, $0.5 million increase in administrative expenses, and $0.2 million in compensation for our board of directors.

Gain on Acquisition.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
Gain on acquisition	$(2,233)	$—	$(2,233)	n/a	$(2,233)	$(2,220)	$(13)	n/a

The gain on acquisition for the three months ended September 30, 2012 increased by $2.2 million over the three months ended September 30, 2011 due to a gain for the fair market value adjustment of our initial investment in Responsys Denmark upon the acquisition of an additional 47.5% equity interest in July 2012.

The gain on acquisition for the nine months ended September 30, 2012 was similar when compared to the nine months ended September 30, 2011. Both periods included gains of $2.2 million for the fair market value adjustments of our initial investment in Eservices in January 2011 and Responsys Denmark in July 2012.

Total Other Income (Expense), Net.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
		(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$106	$(252)	$358	(142.1)%	$(159)	$(198)	$39	(19.7)%

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is primarily associated with our outstanding capital leases. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency.

Other income (expense), net for the three months ended September 30, 2012 increased over the three months ended September 30, 2011. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Other income (expense), net for the nine months ended September 30, 2012 increased over the nine months ended September 30, 2011. The change in total other income (expense), net was primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(729)	$(1,192)	$463	(38.8)%	$(2,002)	$(4,555)	$2,553	(56.0)%
Effective tax rate	17.4%	45.0%			26.5%	42.8%

The provision for income taxes for the three months ended September 30, 2012 decreased over the three months ended September 30, 2011. The effective tax rate was 17.4% and 45.0% for the three months ended September 30, 2012 and 2011, respectively. The income tax provision for the three months ended September 30, 2012 differed from the three months ended September 30, 2011 due to state income tax credits and permanent differences related to non-deductible stock-based compensation expenses and a gain on acquisition in the current year with no associated income tax effect.

The provision for income taxes for the nine months ended September 30, 2012 decreased over the nine months ended September 30, 2011. The effective tax rate was 26.5% and 42.8% for the nine months ended September 30, 2012 and 2011, respectively. The expected income tax provision derived from applying the federal statutory rate to our income before income tax provision differed from our recorded income tax provision primarily due to state income tax credits and permanent differences related to non-deductible stock-based compensation expenses and a gain on acquisition in the current year with no associated income tax effect.

Equity in Net Income (Loss) of Unconsolidated Affiliate.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change in				Change in
	2012	2011	$	%	2012	2011	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net income (loss) of unconsolidated affiliate	$—	$(52)	$52	(100.0)%	$36	$(90)	$126	(140.0)%

Equity in net income (loss) of unconsolidated affiliate represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark prior to the date of acquisition.

Liquidity.

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$14,977	$16,892
Net cash provided by (used in) investing activities	9,452	(26,226)
Net cash provided by financing activities	2,195	70,833
Effect of foreign exchange rate changes on cash and cash equivalents	100	13

Net increase in cash and cash equivalents	$26,724	$61,512

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. As of September 30, 2012, we had $100.2 million of cash and cash equivalents and $113.2 million of working capital.

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

For the nine months ended September 30, 2012, net cash provided by operating activities was primarily the result of $5.6 million of net income, increased by non-cash items such as depreciation and amortization of $7.8 million, stock-based compensation of $4.7 million, partially offset by $2.2 million gain resulting from the fair market value adjustment of our initial investment in Responsys Denmark in July 2012 and $1.7 million of excess tax benefits from stock-based compensation. Changes in operating assets and liabilities increased $0.7 million in cash. Sources of cash totaled $6.5 million and were primarily related to increases in other accrued liabilities of $3.1 million and other long-term accrued liabilities of $2.1 million primarily related to the liability of $1.5 million associated with the acquisition of the remaining equity interests in Responsys Denmark during the quarter. Uses of cash totaled $5.8 million and were primarily related to a $4.9 million increase in accounts receivable attributable to the growth in revenue.

Net Cash Provided by Investing Activities.

For the nine months ended September 30, 2012, cash provided by investing activities consisted of $24.5 million from the redemption or maturity of short-term investments, partially offset by $4.0 million in purchases of U.S. Treasury and Agency bonds. We also used $8.5 million for purchases of property and equipment, $1.8 million related to our investment interest in Pmweb and $0.6 million to purchase an additional 47.5% equity interest in Responsys Denmark, net of cash acquired. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software and computer equipment for our increasing employee headcount.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2012, cash provided by financing activities consisted of net proceeds of $1.7 million of excess tax benefits from stock-based compensation and $1.1 million in proceeds from the issuance of our common stock in connection with stock option exercises. Cash used in financing activities consisted of $0.7 million in payments in connection with our capital lease obligations.

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

Commitments.

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data center. During the nine months ended September 30, 2012, we entered into new lease agreements for additional office space in New York City, New York, Denver, Colorado and San Francisco, California. The New York lease has a five-year term and commenced in April 2012. The Denver lease has a four-year term and commenced in May 2012. The San Francisco lease was signed in October, 2012 and includes a four-year term that will commence in March, 2013. In addition, during the nine months ended September 30, 2012, we entered into an agreement to extend our existing subscription for a customer relationship management application service through May 2014. The following summaries our commitments as of September 30, 2012

		Payment Due by Period
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$20,670	$4,246	$8,405	$6,532	$1,487
Capital lease obligations	1,386	926	460	—	—
Other	1,567	851	716	—	—

Total contractual obligations	$23,623	$6,023	$9,581	$6,532	$1,487

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk.

Our expenses are incurred primarily in the United States, Australia, the United Kingdom, Denmark and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of September 30, 2012 would be a loss of approximately $0.5 million. As of September 30, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested primarily in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investments are in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of September 30, 2012 would not have a material impact on the fair value of our cash equivalents and short-term investments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 10, “Commitments and Contingencies—Legal Proceedings” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

Although we have been profitable for several years, our accumulated deficit was $9.2 million as of September 30, 2012 due to historical net losses. We expect to make significant future expenditures related to the development and expansion of our business which may reduce profitability and related gross margin compared to prior periods. In addition, as a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. You should not consider our revenue growth in recent periods as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

The market in which we participate is intensely competitive, and our results could be adversely affected by pricing pressure or other competitive dynamics.

The market for interactive marketing solutions is highly fragmented, competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. We face intense competition from software companies that develop marketing technologies and from marketing services companies that provide interactive marketing services. Our primary competitors include: technology providers such as Aprimo, Inc., a division of Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., ExactTarget, Inc., Silverpop Systems Inc., StrongMail Systems, Inc.; and marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	demand for our on-demand software and related services and the size and timing of sales;

•	the volume of email messages sent above contracted levels for a particular quarter and the amount of any associated additional charges;

•	customer renewal rates, and the pricing and volume commitments of such renewals;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	market acceptance of our current and future products and services;

•	changes in spending on interactive marketing or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers and pricing pressure;

•	our lengthy sales cycle;

•	lengthy or delayed implementation times for new customers or customers that upgrade to the current version of our on-demand software;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	the amount of services sold and the amount of fixed fee services, which can affect gross margin;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or unforeseen liabilities related to acquisitions;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

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

The growth of our business depends in part on the acceptance and growth of mobile, social, web and display as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social, web and display is just emerging. We released our mobile and social offerings on our newer on-demand software in April 2010 and our display offering in October 2011 and competitive solutions will continue to emerge. Even if mobile, social, web and display become widely adopted relationship marketing channels, we cannot assure you that our corresponding offerings will gain traction with current or new customers. A group of our current customers became customers before we released our newer on-demand software in late 2009 and would be required to migrate to our newer on-demand software in order to execute fully integrated campaigns across mobile, social, web and display channels. These customers may not desire to expend the time and resources that would be required to migrate.

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

The enterprise customers we target typically undertake a significant evaluation process before purchasing subscriptions to our on-demand software, which can last from several months to a year or longer. Events may occur during the sales cycle that could affect the size or timing of a purchase, and this may lead to more unpredictability in our business and operating results. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from the retail and consumer industry for the nine months ended September 30, 2012. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 30% and 32% of our total revenue for the three months ended September 30, 2012 and 2011, respectively, and 31% and 34% of our total revenue for the nine months ended September 30, 2012 and 2011, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline. For example in 2011, the parent company of one of our customers acquired a company with competing technology and, as a result, the customer reduced its contractually committed messaging level upon its renewal.

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

State and local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales and use taxes to our services in various jurisdictions is unclear. We have recorded net sales and use tax liabilities of $0.6 million as of September 30, 2012. It is possible that we could face sales and use tax audits resulting in liabilities for these taxes in excess of our estimates. We could also be subject to audits with respect to states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities for past sales, discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 168 as of December 31, 2007 to 823 as of September 30, 2012. In January 2011 and July 2012, we completed the acquisition of Eservices in Australia and Responsys Denmark, respectively, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific and Nordic regions. We also have an equity investment in an entity with operations in Brazil. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisition of Eservices, located in Australia, purchased an additional 47.5% equity interest in Responsys Denmark giving us a 95% majority interest, and commenced software development and support activities via a subsidiary in India. In 2012, we purchased a 19.9 % equity interest in an entity in Brazil. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Our directors, executive officers and certain holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 36% of our outstanding common stock as of September 30, 2012. As a result, these stockholders, acting together, could have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, could have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds from Public Offering of Common Stock

The Form S-1 Registration Statement (Registration No. 333-1713777) relating to our initial public offering of our common stock was declared effective by the SEC on April 8, 2011 and on April 20, 2011 the offering commenced.

The net offering proceeds to us after deducting underwriters’ discounts and other expenses were approximately $69.8 million, which are currently invested in money market funds.

There has been no material change in our use of proceeds.

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

Date: November 14, 2012	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)