Form 10-K
period 2012-12-31
RESPONSYS INC
filed 2013-03-18
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $325.8 million.

As of February 28, 2013, there were 49,128,108 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

RESPONSYS INC.

FORM 10-K

For the Year Ended December 31, 2012

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

Item 1. Business

Overview

Responsys is a leading provider of email and cross-channel marketing solutions that enable companies to engage in relationship-based marketing across the interactive channels that consumers are embracing today—email, mobile, social, the web and display. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers. Our on-demand software, the Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate consumer interactions and marketing campaigns.

The Responsys Interact Suite is an open and flexible software-as-a-service, or SaaS, platform. Our Interact Suite is comprised of several integrated applications that enable the design, management and automation of tasks and processes for orchestrating consumer interactions and executing email and cross-channel marketing campaigns. Our on-demand software can also be used with a variety of third-party applications and data from real-time sources, allowing our customers to deliver targeted content to their customers and known prospects as part of their interactive marketing campaigns. We sell our on-demand software and professional services primarily through a direct sales force. We target enterprise and mid-market companies that seek to implement more advanced marketing programs across interactive channels. As of December 31, 2012, we had 413 customers of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology.

For the years ended December 31, 2012, 2011 and 2010, our revenue was $162.8 million, $134.9 million and $94.1 million, respectively, representing year-over-year growth of 21% and 43% in 2012 and 2011, respectively. In addition, we generated net income of $7.6 million, $8.0 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We were incorporated in the State of California in February 1998 and reincorporated from the State of California to the State of Delaware in March 2011.

Our Solution

Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

Our on-demand software enables marketing organizations to automate, coordinate and efficiently execute interactive marketing activities, enabling timely, relevant and individualized communications with their customers throughout the customer lifecycle. Our focus on relationship marketing helps to enhance the revenue generation potential of our customers’ marketing investments. Our on-demand software can be used with a variety of third-party applications and data sources to help marketing organizations leverage customer data. Marketers can use this customer data to be more timely and relevant in their messaging, which can lead to a higher response rate and a greater return on their marketing investments.

To help maximize results, we also provide a range of professional services to assist, augment and provide strategic guidance to our customers’ marketing organizations. Together, our on-demand software and professional services provide the technology and expertise to enable successful relationship-based marketing.

The key benefits of our solution include:

•	Broad application suite

The Responsys Interact Suite provides marketers with a set of integrated applications for interaction management, campaign management, automation of marketing programs, workflow management, tools for reporting and analysis, and data integration across the key interactive channels—email, mobile, social, the web, and display.

•	Individual Interaction Management

The core of the Interact Suite is our interaction management application Interact Program. Interact Program allows marketers to go beyond the traditional campaign approach to marketing (i.e. delivering a single message to a large audience) by orchestrating sophisticated, multi-stage interactions at the individual consumer level. These sets of orchestrated interactions, or programs, can span multiple digital channels and dynamically adjust based on individual preferences or behaviors. Automated programs tend to drive higher returns than traditional marketing campaigns, and we believe the Interact Program application is a key differentiator for us.

•	Leading email and cross-channel campaign execution

Interact Campaign is designed to help marketers effectively execute campaigns and deliver messages across email, mobile, social, the web and display channels to consumers who have given them permission to send marketing communications through those channels. Our applications allow marketers to design and deliver personalized content across each channel, and track and analyze the results. Forrester named Responsys as a leader in email marketing in The Forrester Wave™: Email Marketing Vendors, Q1 2012.

•	Data model flexibility

Many other solutions often require companies to reformat their data in order to operate their solution. Our open relational data model allows our customers to access and use data from their internal systems and third-party providers in their native formats, which enables improved targeting and automation of marketing campaigns.

•	Commitment to the marketing success of our customers

We complement our on-demand software with a range of professional services that focus on helping our customers drive marketing success. In this regard, we align our success with that of our customers by having account managers understand the specific marketing goals of our customers and help them achieve those goals.

•	On-demand software model

Our applications and functionality are delivered on-demand over the internet. Our customers are not required to install hardware or software to run our application. Using an on-demand platform allows us to provide a reliable, cost-effective solution to our customers, relieving them of the costs and burdens of an on-premise deployment that have often prevented marketers from executing complex, cross-channel marketing campaigns.

Our Products

As stated previously, the Responsys Interact Suite is provided as a SaaS platform that helps companies engage in relationship-based marketing across the interactive channels that consumers are embracing today—email, mobile, social, the web and display. Our on-demand software is built on an open data model that allows our customers to access and use their existing data from their original sources and in their native formats to create more relevant and timely marketing programs.

Our Interact Suite is comprised of several integrated applications that enable the design, management and automation of tasks and processes for executing marketing campaigns across these interactive channels. Customers have the option to purchase access to the entire Responsys Interact Suite or to specific applications within the suite. All of our components are delivered on-demand over the internet that can also be used with third-party applications and data from a variety of sources, allowing our customers to leverage existing data in their interactive marketing activities targeted to their existing customers.

The following diagram illustrates the key interactive channels and the various components of the Responsys Interact Suite:

In combination, these components allow marketing teams to create, manage and automate required tasks and processes for executing email and other marketing campaigns across interactive channels.

Applications

Each application in the Responsys Interact Suite performs a critical function for the interactive marketer.

•	Interact Program: Interaction Design and Automation

Interact Program provides marketers with an integrated solution for visually designing and automating individual consumer interactions that can take place in multiple stages throughout the customer lifecycle. Through an intuitive drag-and-drop interface and a library of pre-built program templates, Interact Program helps marketers engage in more strategic event- and dialogue-based communications with their customers. This application is designed to manage both simple interactions as well as complex and sophisticated experiences that involve multiple waves of content in a sequence, or that change dynamically in response to customer behavior. Key features and capabilities include:

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

•

the ability to manage interactions down to the individual consumer within a single program based on data and events. For example, a single program designed to welcome new customers to the brand can intelligently deliver a specific set of email and mobile messages to a customer who actively opens and engages with those messages, while choosing instead to show display advertisements to another customer who has been ignoring previously delivered email messages.

•

a library of pre-built program templates, based on industry-specific best practices, that can be used to create marketing communications designed to achieve a range of business objectives; examples include encouraging customers who abandon a shopping cart to purchase the abandoned items and producing repeat customers;

•	segmentation tools that allow for audiences within a marketing program to be split for testing or optimization purposes; and

•	real-time monitoring reports that display how customers are responding to programs.

•	Interact Campaign: Campaign Creation and Execution

Interact Campaign enables marketers to design campaign content, define rules for personalization, select a target audience and schedule the delivery of marketing campaigns. Key features and capabilities include:

•	an interface that can be used to build a target audience for each campaign by selecting from various demographic, behavioral, and customer profile attributes;

•	a feature that enables each message to include unique content tailored to each recipient;

•	an ability to automatically add content generated by third-party applications, such as product recommendation and marketing effectiveness testing products;

•	detailed scheduling and launching options that control when messages are delivered to recipients;

•	content quality, preview and campaign monitoring tools; and

•	an interface for creating and publishing content to Facebook and Twitter.

•	Interact Insight: Marketing Reporting and Analytics

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

•	summary reports that can be customized to provide snapshots of key business metrics;

•	tools to help marketers graphically view trends and patterns in their campaign results;

•	pre-built reports that provide a quick overview of key performance metrics, such as average revenue per campaign and customer response rates, for all campaigns across all channels;

•	features that allow users to perform rapid and detailed analysis of performance metrics; and

•	an ability to share results across the organization through scheduled report distribution.

•	Interact Team: Marketing Process Workflow and Approvals

Interact Team provides a set of management tools to help marketing teams collaborate, stay organized and stay on schedule. This application is especially useful when marketing efforts involve multiple contributors, often at different locations, and sub-projects. Key features and capabilities include:

•

tools for defining how a marketing process will be executed within an organization, including a tool to create visual diagrams that portray the sequence of steps to complete a marketing project, methods for assigning tasks to members of the organization, and a shared calendar for defining and tracking timelines and milestones;

•	a notification system that alerts individuals to tasks awaiting action;

•	a library that allows contributors to share materials, such as files, images and copy; and

•	an approval system that allows the launching of campaigns immediately following a final approval step.

Data and Application Integration

•	Interact Connect: Data Transfer and Automation

Interact Connect enables marketers to automate the transfer of data back and forth between the Responsys Interact Suite and their customer internal data management systems or those of third parties. This helps marketing teams leverage the wealth of data captured across a variety of systems to improve the relevance of their marketing campaigns. Interact Connect includes the following features and capabilities:

•	an interface to configure and schedule an exchange of data between Interact and a third-party application or a company’s internal systems;

•	tools that allow marketers to define the external data that should be inserted into records within the customer’s data tables; and

•	integrations with select Responsys partners.

•	Interact API: Application Control and Development

The Interact API, or application programming interface, provides developers with a framework that can be used to create customized software programs to suit their needs. For example, Interact API can be used to trigger the launching of certain marketing activities or automatically integrate data into our platform. This gives companies more control over the marketing interactions with their customers by synchronizing their internal systems with the capabilities of the Responsys Interact Suite. The Interact API can be used to:

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

Our Services

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

Our professional services include:

•	Strategic services

Our team helps companies add structure to the art of marketing. For example, we help our customers develop their marketing strategy, and then prepare marketing plans that align this strategy with specific, actionable goals and also assist with the measuring and analyzing of the effectiveness of their marketing programs.

•	Creative services

Our team of designers, developers and copywriters works directly with our marketing strategists, technical specialists and account managers to provide integrated services that assist our customers’ with maximizing the effectiveness of their marketing programs.

•	Deliverability services

We assist our customers in evaluating the various factors that determine whether an email reaches an inbox, is diverted by filters or bounces back. For example, our email delivery audit service provides a comprehensive review of opt-in, opt-out and privacy policies, as well as deliverability metrics and a critique of the creative structure and content of emails. We also work with internet service providers, or ISPs, with a focus on maintaining high deliverability rates for all Responsys customers.

•	Campaign services

Our campaign execution and deployment services support the entire campaign lifecycle, providing services such as software programming, testing, launching live campaigns and reporting.

•	Education services

Our education services include classroom training, live online training, or individualized seminars to help our customers successfully launch campaigns and multi-stage programs. We also offer advanced education programs for experienced users.

•	Technical services

Our technical services include data architecture design, program design and content management, all of which help our customers implement and use our products.

We offer several services models to provide our customers with flexibility in selecting the level of service that best meets their needs, ranging from collaborating on individual marketing program elements, such as strategy consulting or creative design, to completely outsourcing the execution of their interactive marketing programs.

How Customers Engage with Responsys

We believe that a highly collaborative relationship with our customers is important to achieving marketing success for our customers. The following illustrates how our customers typically interact with us:

Onboarding and Consulting

The customer relationship begins with our services consultants leading the customer through a thorough process to define their requirements, establishing an appropriate data model, configuring campaign options and training their users. In addition, our professional services consultants are often engaged to help customers establish their marketing objectives, define the highest impact marketing programs and recommend campaign best practices.

Data

Our customers frequently use their customer data such as names, contact information, purchase history and other attributes from a variety of different sources to execute campaigns using our platform. This data is accessed from either internal or third-party data management systems. Our professional services consultants often assist with integrating these systems with our on-demand software, including the process of importing the data. Customers can then access and manage that data using web-based tools within the Responsys Interact Suite to create target lists for outbound marketing campaigns, or to enable more relevant delivery of content.

Campaign Content

Our customers have the ability to upload digital content into our on-demand software from their own systems, or they can utilize tools provided within the Responsys Interact Suite. Some of our customers are able to generate this content themselves, whereas others use our professional services consultants to produce graphic designs, ad copy and campaign templates.

Campaign Execution

Our customers can use the capabilities of the Responsys Interact Suite to design, schedule and execute marketing campaigns, or they can use our professional service consultants to manage these tasks. Campaigns may range from simple one-time campaigns to complex, multi-stage campaigns across multiple interactive channels, spanning the customer lifecycle. By leveraging the functionality within the Responsys Interact Suite, customers have the ability to automate complex programs.

Reporting and Analysis

Our on-demand software provides standard, pre-configured reports the tools to create custom reports, as well as the ability to download data for analysis and reporting in third-party systems. Our customers may also engage our professional services consultants to create customized reports and assist in analyzing the data that can identify opportunities to improve campaign performance.

Customers

Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our customers also include marketing agencies who partner with us to use our on-demand software on behalf of their customers. Our customer count at the end of a particular quarter is defined as direct-billed subscription customers with $3,000 or more in committed subscription revenue in that quarter. We had 413, 346 and 277 customers as of December 31, 2012, 2011 and 2010, respectively. Some of our customers are divisions or subsidiaries of larger organizations that have purchased our on-demand software.

Given the independent nature of our engagement across sales, support, billing and services, as well as their segmented usage of our product, we treat these components of an organization as separate customers. If we did not treat these independent purchasing units as separate customers, we would have had 358 customers as of December 31, 2012.

Some of our largest customers by industry, based on total revenue per customer for the year ended December 31, 2012, include:

Retail and Consumer	Travel
BabyCenter L.L.C. Lands’ End, Inc. Newegg, Inc. Sears Holdings Management Corporation Williams-Sonoma, Inc.	United Airlines Hotwire, Inc. Jetstar Airways Pty Limited Orbitz, LLC Southwest Airlines Co.

Financial Services	Technology
Allstate Insurance Company GE Money — Americas (Consumer Finance) Quicken Loans Inc. Scottrade, Inc. Suncorp Corporate Services Pty Ltd	Epson America Intuit, Inc. Research in Motion Limited Verizon Wireless Vodafone Hutchison Australia

For the years ended December 31, 2012, 2011 and 2010, no single customer accounted for more than 10% of our total revenue.

Seasonality

A significant number of our customers are concentrated in the retail and consumer, and travel industries. Such customers have increased levels of marketing in the holiday shopping season, so we have generally experienced higher levels of revenue and gross profit in the fourth quarter.

Sales and Marketing

We sell our on-demand software and professional services primarily through our direct sales force. As of December 31, 2012, we had 88 employees in our direct sales force, which includes field sales representatives, sales management, sales consultants and lead development personnel. Our sales force is organized by the size of the target customer as well as by geographic region. We primarily target enterprise and mid-market customers that seek to implement more advanced marketing programs across interactive channels. Our typical sales cycle with a prospective customer begins with the generation of a sales lead, which is followed by an assessment of the customer’s requirements, sales presentations and product demonstrations. Our sales cycle can vary substantially from customer to customer, but typically requires four to six months depending on the size and complexity of the opportunity.

Our marketing efforts and lead generation activities consist primarily of customer referrals, internet advertising, telemarketing, social, trade shows, industry events and press releases. Within the prospective customer’s organization, our marketing programs target company executives, marketing professionals and senior business leaders. We also host frequent conferences where customers both participate in and present a variety of programs designed to help accelerate marketing success with our integrated platform.

Account Management and Customer Support

We provide account management and customer support services focused on making our customers’ marketing programs successful.

Account Management

Our Customer Success Managers (CSMs) are the primary point of contact for our customers. The CMSs work closely with our customers to assess their interactive marketing programs, benchmark their programs against industry best practices, develop action plans for achieving their objectives and execute on those plans. The CSMs are also responsible for upselling and cross-selling additional solutions and services to our customers to help them refine and expand their interactive marketing programs to improve results.

Customer Support

Our customer support services provide product support via phone or email from multiple offices worldwide. We offer a multi-tier support structure that provides varying service levels depending on the customer’s requirements. We also provide an online customer portal called Responsys Share that contains information, insights and interactive tools to help customers answer questions and share best practices information in order to improve the speed, effectiveness and return on investment of their interactive marketing programs.

Technology

The Responsys Interact Suite is delivered as a software-as-a-service, or SaaS, platform over the internet and is designed to meet the demands of email and cross-channel interactive marketers. Our on-demand software has several key design elements:

Scalability

Our on-demand software supports hundreds of millions of unique user records, and generates and sends billions of messages to those users via email, mobile, social, display ads, and web sites. It is designed to accommodate significant seasonal increases in transaction volumes.

Flexibility

Our open data model enables our customers to use their existing consumer data from a variety of sources, including internal and third-party customer data management systems, in their marketing campaigns. It also allows them to organize the data using tables, filters, templates, documents and field names.

High availability

Our on-demand software supports ongoing, carefully coordinated marketing programs that require delivery of targeted messages across multiple channels at specified times or in response to specific actions; the availability of personalized web site landing pages when a consumer clicks on a message; and real-time measurement, tracking and reporting.

Security

Our on-demand software is multi-tenant with each customer’s data partitioned to prevent comingling. The infrastructure is continually monitored by several layers of network, system and application security including a variety of intrusion detection systems. Customers are provided with a variety of features to further protect and secure their data, such as IP address restriction for logins, certificate-based authentication for API access, user based functional controls, external secure file transfer protocol, or SFTP, setup restrictions and others. Customer communications to and from our on-demand software are SSL-encrypted.

Ease of Use

Our applications use visual design tools to simplify the creation and management of complex marketing campaigns and programs.

Cost Effective

Because our on-demand software is accessed through the web, our on-demand software does not require our customers to purchase, install, monitor or manage additional IT infrastructure.

Deliverability

Our infrastructure is also designed to facilitate optimal performance in delivering content to users. The delivery mechanisms vary by channel:

•	for email, messages are assembled within our platform and delivered to ISPs from our own simple mail transfer protocol and mail transfer agent layer;

•	for mobile messages, content is assembled within our platform and delivered to mobile handsets through a third-party mobile aggregator who maintains direct connections with mobile carriers worldwide;

•	for social networks, content is assembled within our platform and delivered to Facebook and Twitter via APIs;

•	for website pages including forms and landing pages, content is assembled within our platform and served using our own content serving engine;

•	for display advertising, content is created by our customers or client teams and served through a third-party display advertising exchange; and

•	for the millions of images displayed, this content is cached on our content delivery network providers’ thousands of data centers.

Operations

We serve our customers primarily from a third-party data center located in San Jose, California. The current term of our services agreement for this data center expires in April 2016. We also use another third-party data center located in Sacramento, California. We use a variety of methods to provide physical, personnel, network, application and data security. Our infrastructure is continuously monitored using a variety of tools to minimize the risk of failure. We conduct regular system tests and vulnerability assessments and provide advance notice when maintenance is performed. However, in the event of a failure, we have designed our infrastructure with redundancy and failover capabilities designed to ensure business continuity.

Financial Information About Geographic Areas

For financial information about our geographic areas, see Note 16 of the Notes to Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Research and Development

The Responsys Interact Suite is an open and flexible SaaS platform. It operates as a multi-tenant environment, where our customers share computing infrastructure, with the goal of maximizing performance, stability and scalability while fulfilling our vision and product strategies. We devote a substantial portion of our resources to improving our core technology in order to meet our customers’ changing interactive marketing needs. These activities include enhancing our existing software platform as well as developing new solutions.

Our technical staff monitors and tests our software on a regular basis, and we maintain a regular release process to refine, update and enhance our existing solutions. We typically deploy new releases of our on-demand software three to four times per year, although software patches may be released more frequently as needed.

Research and development expense totaled $15.2 million, $13.5 million and $10.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Competition

The overall market for interactive marketing software is fragmented and highly competitive, with a wide variety of customer requirements depending on the size and profile of the customer. Barriers to entry can be low, particularly in segments focused on a single marketing channel. We provide on-demand, cross-channel, interactive marketing applications and services targeting primarily enterprise and mid-market companies. We face significant competition from both technology providers and marketing services providers, some of which have broader software and services offerings and greater name recognition and resources than we have. To a lesser extent, we also compete with internally developed and maintained solutions.

Our primary competitors include:

•

technology providers such as Aprimo, Inc., which has been acquired by Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., ExactTarget, Inc., Silverpop Systems Inc., and StrongMail Systems, Inc.; and

•	marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

We believe the principal competitive factors in our markets include:

•	product features, effectiveness, interoperability, security and reliability;

•	strength of professional services organization;

•	cross-channel integration;

•	ability to scale;

•	pace of innovation and product roadmap;

•	domain expertise in interactive marketing;

•	price of products and services;

•	customer support and training;

•	integration with third-party applications and data sources;

•	return on investment;

•	ease of use; and

•	size and financial stability of operations.

We believe we compete favorably with respect to these factors.

Government Regulation

Consumer Protection Regulations

Our customers use our on-demand software to generate marketing campaigns that send messages to consumers across email, mobile, social, the web and display. Commercial communications using these channels are governed by certain U.S. and foreign laws and regulations. With respect to email campaigns, for example, in the United States the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for the distribution of “commercial” email messages and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content.

In addition, each of the 50 U.S. states has its own set of anti-spam statutes. Although the CAN-SPAM Act preempts most state restrictions specific to email marketing, it does provide for certain exceptions with respect to state statutory rules that: prohibit material falsity or deception in commercial email messages or headers; forbid unfair competition achieved by unfair or deceptive acts or practices; or proscribe various computer crimes. The full scope of these pre-emption exceptions is not yet settled. Some states—including Utah and Michigan—have instituted do-not-email registries focusing on protection children. Various states’ statutes could impose liabilities and compliance burdens in addition to those imposed by the federal CAN-SPAM Act.

Moreover, some foreign jurisdictions, such as Australia, Canada and the European Union, or EU, have also enacted anti-spam laws, some of which are more restrictive than their U.S. counterparts. The EU Privacy and Electronic Communications Directive requires member states to prohibit the sending of unsolicited commercial communications by e-mail, fax or other electronic messaging systems—such as SMS and MMS—unless the prior consent of the addressee has been obtained (opt-in system).

Similar to the EU, with respect to text message campaigns, regulations implemented by the U.S. Federal Communications Commission, or FCC, pursuant to the CAN-SPAM Act and the Telephone Consumer Protection Act, or TCPA, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. As to CAN-SPAM itself, its definition of “email” is vague and is still being interpreted by the courts.

Additionally, our customers collect and use personal information about consumers to conduct their marketing campaigns, which subjects them to federal, state and foreign privacy laws that regulate the use, collection and disclosure of consumers’ personal information. In the EU member states and certain other countries outside the United States, individuals’ right to privacy is more highly regulated and rigidly enforced. Non-compliance with these laws and regulations can carry significant financial penalties for U.S. companies. In the EU, those penalties may be greatly increased by amendments currently being considered to the EU Data Protection Directive.

Our terms and conditions require that our customers comply with all applicable laws, including, among others, the CAN-SPAM Act and the TCPA, in the use of our on-demand software and hold them liable for any violations of such laws. If we become aware that a customer has violated a law applicable to its marketing activities while using our on-demand software and/or breached our terms and conditions, we can suspend or terminate its use of our on-demand software and professional services. We believe that our customers’ use of our on-demand software will comply with existing laws. If the legality of a customer’s usage is challenged, it is possible that the challenger could attempt to also hold us liable. We may not be able to demonstrate adequate compliance with existing or future laws or regulations.

U.S. State Sales, Consumption or Use Taxes

The applicability of sales, consumption or use taxes to our subscription services in various U.S. jurisdictions and foreign countries is unclear. With respect to a state’s ability to impose obligations to collect taxes, fees or surcharges with respect to sales made over the internet, the U.S. Supreme Court’s decision in Quill Corporation v. North Dakota currently requires that a taxpayer have a substantial nexus, defined as a physical presence within the state before the state can collect such taxes. However, the U.S. Supreme Court has provided little guidance as to what levels of contacts constitute a physical presence, and no assurance can be given that we will not be found to have a physical presence in certain U.S. states based on, for example, our affiliations with other businesses that have a physical presence in the state.

Furthermore, the U.S. Congress, as well as a number of states and foreign countries, have been considering or have adopted initiatives regarding sales, consumption and use taxes on internet sales. If these initiatives are successful, we could be required to change our business practices or to collect sales and use taxes in a number of states or foreign countries where we currently do not do so, which would result in substantial tax liabilities, including tax liabilities for past sales, as well as penalties and interest. The imposition by state, local and foreign governments of various taxes, fees and surcharges upon internet commerce could result in administrative burden, put us at a competitive disadvantage if similar obligations are not imposed on all or substantially all of our online competitors and negatively affect our future sales. Any of these developments could adversely affect our results of operations.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or obtain and use our technology to develop products with the same functionality as our solutions. Policing unauthorized use of our technology is difficult. The laws of foreign countries where we market our on-demand software may offer little or no effective protection of our proprietary technology. Our competitors could also independently develop technologies equivalent to ours, and our intellectual property rights may not be broad enough for us to prevent competitors from selling products incorporating those technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

Software technologies in our industry may be subject to third-party infringement claims as the number of competitors grows and the functionality of products in different industry segments overlaps. These competitors could claim our on-demand software and underlying technology infringes on their technology. In addition, third parties may currently have, or may eventually be issued, patents that our current solutions or future technology infringe. Any of these third parties might make a claim of infringement against us at any time. For example, on August 24, 2012, Rpost Holdings, Inc., Rpost Communications Limited and Rmail Limited (collectively, “Rpost”) filed suit against Responsys in the United States District Court for the Eastern District of Texas alleging patent infringement by Responsys of five patents allegedly held by Rpost relating to email analytics. Similar suits have been filed against other companies in the email marketing space.

Employees

As of December 31, 2012, we had approximately 866 employees. None of our employees are represented by a labor union.

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

Although we have been profitable for several years, our accumulated deficit was $7.2 million as of December 31, 2012 due to historical net losses. We expect to make significant future investments to develop and expand our business which may reduce profitability and related gross margin compared to prior periods. As a result of these expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We may also incur significant losses in the future for any number of reasons, including risks described elsewhere in this report. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

The market in which we participate is intensely competitive, and our results could be adversely affected by pricing pressure or other competitive dynamics.

The market for interactive marketing solutions is highly fragmented, competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. We face intense competition from software companies that develop marketing technologies and from marketing services companies that provide interactive marketing services. Our primary competitors include: technology providers such as Aprimo, Inc., which was acquired by Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., ExactTarget, Inc., Silverpop Systems Inc., and StrongMail Systems, Inc.; and marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

We may also face competition from new companies entering our market, which may include large established businesses, such as Adobe Systems Incorporated, Google Inc., IBM, Microsoft Corporation, Oracle Corporation, salesforce.com, inc., SAP AG or Yahoo! Inc., each of which currently offers, or may in the future offer, email marketing or related applications such as applications for customer relationship management, analysis of internet data and marketing automation. If these companies decide to develop, market or resell competitive interactive marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. We may also experience competition from the in-house information technology capabilities of current and prospective customers.

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

We have generally experienced higher levels of revenue and gross profit during the fourth quarter, primarily due to our customers’ increased marketing activity during the holiday shopping season, as compared to the preceding and subsequent quarters. Since the majority of our expenses are personnel-related that include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period, except for the period in which our annual Interact user conference occurs. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future revenue activity or performance.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in bookings may not be immediately reflected in our operating results.

We recognize subscription revenue over the term of our customer agreements, which are typically two years, with some up to three years. As a result, most of our quarterly subscription revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our on-demand software and related services in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect subscription revenue in future quarters. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Accordingly, the effect of significant downturns in sales of subscriptions to our on-demand software and related services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

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

Our future growth could be constrained if mobile, social, the web, and display do not become significant relationship marketing channels or if existing customers do not want to migrate to the latest version of our on-demand software.

The growth of our business depends in part on the acceptance and growth of mobile, social, the web and display as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social, the web and display is just emerging. We released our mobile and social offerings on our newer on-demand software in April 2010 and display offering in October 2011 as competitive solutions will continue to emerge. Even if mobile, social, the web and display become widely adopted relationship marketing channels, we cannot assure you that our mobile and social offerings will gain traction with current or new customers. A substantial minority of our current customers are on the older version of our software platform and would be required to migrate to the latest version of our on-demand software in order to execute fully integrated campaigns across mobile, social, the web and display channels. These customers may not want to spend the time and resources necessary to complete this migration.

The market for interactive marketing software is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

It is uncertain whether businesses will make significant investments in interactive marketing software, and if they do, whether they will purchase subscriptions to on-demand, or SaaS, software for this function. The market for on-demand software, in general, and for interactive marketing software, in particular, is relatively new, and it is uncertain whether such software will achieve and sustain high levels of demand and market acceptance. Our success will largely depend on whether enterprises will be willing to increase their use of on-demand software in general, and for interactive marketing in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional on-premise enterprise software into their businesses and therefore may be reluctant or unwilling to migrate to on-demand software. Furthermore, some enterprises may be reluctant or unwilling to use on-demand software because they have concerns regarding the security and other risks associated with the SaaS technology delivery model. If enterprises do not perceive the overall benefits of on-demand software, then the market may develop more slowly than we expect, either of which would significantly and adversely affect our operating results. Accordingly, we cannot assure you that an on-demand model for interactive marketing software will achieve and sustain the high level of market acceptance that is critical for the success of our business

Our growth depends largely on our ability to sell our on-demand software and related services to new enterprise customers, which makes our sales cycle unpredictable, time-consuming and expensive.

The enterprise customers we target typically undertake a significant evaluation process before purchasing enterprise software, which can last from several months to a year or longer. Events may occur during the sales cycle that could affect the size or timing of a purchase, and this may lead to more unpredictability in our business and operating results. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any revenue.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from customers in the retail and consumer industry for the year ended December 31, 2012. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 31%, 33% and 37% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline.

Prolonged economic uncertainties or downturns could materially harm our business.

General worldwide economic conditions are volatile and have experienced significant instability. These conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities. Uncertainties experienced by our customers could cause them to slow or discontinue spending on our on-demand software and professional services, and could also delay and lengthen sales cycles with prospective customers. Furthermore, challenging economic times may affect our customers’ ability to gain timely access to sufficient credit, which could impair their ability to pay us in a timely manner. If that occurred, we may cease recognizing revenue from certain customers and/or increase our allowance for doubtful accounts, and our financial results would be harmed.

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

Historically, our customers have used our on-demand software primarily for their email-based interactive marketing campaigns targeted at consumers who have given our customers permission to send them emails. We expect email will continue to be the primary channel used by our customers for the foreseeable future. Government regulations and evolving practices regarding the use of email for marketing purposes could adversely affect the use of this channel for interactive marketing. Consumers’ use of email also depends on the ability of internet service providers, or ISPs, to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. ISPs continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with our customers’ marketing campaigns. If security problems become widespread, or if ISPs cannot effectively control spam, the use of email as a means of marketing communications may decline. Any decrease in the use of email would reduce demand for our email marketing services and harm our business.

If our security measures are breached, our on-demand software may be perceived as not being secure. As a result, customers may curtail or stop using our on-demand software, and we may incur significant liabilities.

Security breaches could expose us to a risk of loss, the unauthorized disclosure of customer information, litigation, indemnity obligations and other liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to our system or customer information, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose potential sales and existing customers.

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our on-demand software.

Increasing our customer base and achieving broader market acceptance of our on-demand software will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our direct sales force to obtain new customers in the future. Our plan is to continue expanding our direct sales force both domestically and internationally. We believe there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. Newly hired sales personnel require significant training and experience before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we would like, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

We use third parties to help grow our business. If we are unable to maintain successful relationships with them, our business could be harmed.

In addition to our direct sales force, we use third parties such as marketing agencies to help promote our on-demand software. Although we do not currently derive a significant amount of revenue through third parties, we may seek to expand sales of subscriptions to our on-demand software through these and other indirect sales channels in the future.

We expect that these third parties will not have an exclusive relationship with us. These third parties may offer customers interactive marketing solutions from several different companies, including solutions that compete with ours. As a result, we cannot be certain they will prioritize or provide adequate resources for selling our solution. In addition, establishing and retaining qualified third parties, as well as training them in our on-demand software and services require significant time and resources. If we are unable to maintain successful relationships with any of these third parties, our business could be harmed.

We rely on third-party hardware, software and infrastructure that could cause errors or failures that could disrupt or halt our service, and may be difficult to replace.

We rely on hardware, software and infrastructure that are purchased, leased or licensed from third parties in order to offer our on-demand software and related services. For example, we rely on third-party providers to support and provide our mobile messaging offerings. This hardware, software and infrastructure may not be available on commercially reasonable terms in the future, or at all. If we lose the right to use any of this hardware, software or infrastructure, it could result in delays in the provisioning of affected components of our on-demand software until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Furthermore, any errors or defects in third-party hardware, software or infrastructure could result in errors or a failure of our service, which could harm our business.

If we are unable to integrate our on-demand software with certain third-party applications, the functionality of our software could be adversely affected.

The functionality of our on-demand software depends, in part, on our ability to integrate it with third-party applications and data management systems that our customers use to obtain consumer data. In addition, we rely on access to third-party application programming interfaces, or APIs, to provide our social media channel offerings through social media platforms, which currently consist of Facebook and Twitter. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs. Such changes could functionally or financially limit or terminate our ability to use these third-party applications and platforms with our on-demand software, which could negatively impact our offerings and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, harm our business.

Interruptions or delays in service from third-party data center hosting facilities and other third parties could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located in Northern California. We also rely on bandwidth providers, ISPs and mobile networks to deliver messages to the customers of our customers. Any damage to, or failure of, our hardware and software or the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. In addition, any failure at our data centers could result in interruptions in the availability of our on-demand software, impair the functionality of our on-demand software or impede our ability to deliver our services. The inability of our data centers to meet our capacity needs could also affect the ability for us to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Interruptions in the availability of, or impaired functionality of, our on-demand software may reduce our revenue, cause us to issue credits, make refunds or pay penalties, harm our reputation, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Despite precautions taken at our data centers and redundancy in our infrastructure, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the facilities without adequate notice, or other unanticipated outage or problems at these facilities could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. For example, during the fourth quarter of 2012, we experienced hardware failures which resulted in an interruption of service, or outage, and our customers were not able to access our on-demand software platform or send marketing messages to their customers. As a result of this outage, our revenues were negatively impacted by approximately $2 million in the fourth quarter of 2012.

As a result of our customers’ increased usage of our on-demand software, we will need to continually improve our computer network and infrastructure to avoid service interruptions or degraded system performance.

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

The software applications underlying our on-demand software are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our on-demand software, whether in connection with the day-to-day operation, upgrades or otherwise, could damage our customers’ businesses and harm our reputation. If we have any errors, defects, disruptions in service or other performance problems with our on-demand software, customers could elect to allow their contract to lapse, delay or withhold payment to us, make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in the length of collection cycles for accounts receivable or costly litigation. The aforementioned errors, defects or disruptions of service could also cause us to lose future sales opportunities with prospective customers

The costs incurred to correct any material defects or errors in our on-demand software may be substantial and could adversely affect our operating results. After the regular releases of our on-demand software, our internal team and our customers may identify defects or errors from time to time. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect to allow their contracts to lapse, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our on-demand software or increase our operating expenses to the extent financial penalties are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, each of the 50 U.S. states has its own set of anti-spam statutes. Although the CAN-SPAM Act preempts most state restrictions specific to email marketing, it does provide for certain exceptions with respect to state statutory rules that: prohibit material falsity or deception in commercial email messages or headers; forbid unfair competition achieved by unfair or deceptive acts or practices; or proscribe various computer crimes. The full scope of these pre-emption exceptions is not yet settled. Some states—including Utah and Michigan—have instituted do-not-email registries focusing on protection children. Various states’ statutes could impose liabilities and compliance burdens in addition to those imposed by the federal CAN-SPAM Act.

Moreover, some foreign jurisdictions, such as Australia, Canada and the European Union, or EU, have also enacted anti-spam laws, some of which are more restrictive than their U.S. counterparts. The EU Privacy and Electronic Communications Directive requires member states to prohibit the sending of unsolicited commercial communications by e-mail, fax or other electronic messaging systems—such as SMS and MMS—unless the prior consent of the addressee has been obtained (opt-in system).

Similar to the EU, with respect to text message campaigns, regulations implemented by the U.S. Federal Communications Commission, or FCC, pursuant to the CAN-SPAM Act and the Telephone Consumer Protection Act, or TCPA, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent. As to CAN-SPAM itself, its definition of “email” is vague and is still being interpreted by the courts.

Additionally, our customers collect and use personal information about consumers to conduct their marketing campaigns, which subjects them to federal, state and foreign privacy laws that regulate the use, collection and disclosure of consumers’ personal information. In the EU member states and certain other countries outside the United States, individuals’ right to privacy is more highly regulated and rigidly enforced. Non-compliance with these laws and regulations can carry significant financial penalties for U.S. companies. In the EU, those penalties may be greatly increased by amendments currently being considered to the EU Data Protection Directive.

Our terms and conditions require that our customers comply with all applicable laws, including, among others, the CAN-SPAM Act and the TCPA, in the use of our on-demand software and hold them liable for any violations of such laws. If we become aware that a customer has violated a law applicable to its marketing activities while using our on-demand software and/or breached our terms and conditions, we can suspend or terminate its use of our on-demand software and professional services. We believe that our customers’ use of our on-demand software will comply with existing laws. If the legality of a customer’s usage is challenged, it is possible that the challenger could attempt to also hold us liable. We may not be able to demonstrate adequate compliance with existing or future laws or regulations.

If we were to be found in violation of federal law, applicable state laws not pre-empted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email or text messages, whether as a result of violations by our customers or any determination that we are directly subject to and in violation of the above requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

In addition, federal, state or foreign governments may in the future enact legislation or laws restricting the ability to conduct interactive marketing activities in mobile, social, the web and display channels. Any such restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs or otherwise harm our business.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our on-demand software and our ability to conduct business.

Our customers rely on email to communicate with their customers. Various private entities attempt to regulate the use of email for commercial solicitation. These entities often advocate standards of conduct or practice that significantly exceed current legal requirements and classify certain email solicitations that comply with current legal requirements as spam. Some of these entities maintain “blacklists” of companies and individuals, and the websites, ISPs and internet protocol, or IP, addresses associated with those entities or individuals that do not adhere to those standards of conduct or practices for commercial email solicitations that the blacklisting entity believes are appropriate. If a company’s IP addresses are listed by a blacklisting entity, emails sent from those addresses may be blocked if they are sent to any internet domain or internet address that subscribes to the blacklisting entity’s service or purchases its blacklist.

From time to time, some of our IP addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our on-demand software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

Evolving regulations concerning data privacy may restrict our customers’ ability to solicit, collect, process, disclose and use data necessary to conduct effective marketing campaigns and analyze the results or may increase their costs, which could harm our business.

Federal, state and foreign governments have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers’ personal information. Such laws and regulations may require companies to implement privacy and security policies, permit users to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of certain technologies that track individuals’ activities on web pages or that record when individuals click through to an internet address contained in an email message. Such laws and regulations could restrict our customers’ ability to collect and use email addresses, page viewing data, and personal information, which may reduce demand for our solution. For example, the European Commission has proposed a comprehensive reform of the European Union’s existing data protection rules to strengthen online privacy rights. The rules that are finally adopted could require changes to our customers’ marketing practices that could reduce demand for our services in the European Union.

Our applications collect, store and report personal information, which raises privacy concerns and could result in liability to us or inhibit sales of subscriptions to our on-demand software.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. Because many of the features of our applications use, store and report on personal information from our customers, any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our on-demand software and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our on-demand software.

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

As internet commerce evolves, federal, state and foreign governments may propose and implement new taxes and new laws to regulate internet commerce, which may negatively affect our business.

As internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to interactive marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose new or additional taxes on services provided over the internet or via email. Such taxes could discourage the use of the internet and email as a means of commercial marketing, which would adversely affect the viability of our on-demand software.

Our operating results may be harmed if we are required to collect sales and use taxes for our subscription services in jurisdictions where we have not historically done so or if our accruals for sales and use taxes are insufficient.

State and local tax jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales, consumption and use taxes to our subscription services in various jurisdictions is unclear. We have recorded sales and use tax liabilities of $0.5 million as of December 31, 2012. It is possible that sales, consumption and use tax audits of our processes and accruals could result in tax liabilities in excess of our estimates. We could also be subject to audits by states and international jurisdictions where we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales, use or other taxes for on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities, on prior and/or future sales, as well as penalties and interest, which could discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

We have limited experience with non-volume based pricing models, which we use for some of our newer offerings. If we incorrectly structure these pricing models or are unable to price our offerings in a manner acceptable to our customers, our revenue and operating results may be harmed.

We currently utilize volume-based pricing models for our email, mobile and display messaging offerings. We have limited experience with non-volume based pricing models for some of our newer offerings such as our social offering. If our customers, which have historically used our offerings primarily for their email-based interactive marketing campaigns, do not accept the other pricing models we use for certain newer offerings and may utilize for future offerings, our ability to sell additional functionality on a cost-effective and competitive basis may be hindered, and our revenue and operating results may be adversely affected.

If we fail to develop or protect our brand cost-effectively, our business may be harmed.

We believe that developing and maintaining awareness and the integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful products and services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brand. If we fail to promote and maintain our brand successfully or maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers or retain our existing customers, and our business may be harmed. We have registered certain of our trademarks worldwide. However, competitors may adopt similar trademarks to ours or purchase keywords that are confusingly similar to our brand names as terms in internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our services.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 308 as of December 31, 2009 to 866 as of December 31, 2012. In January 2011 and July 2012, we completed the acquisition of Eservices in Australia and Responsys Denmark, respectively, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific and Nordic regions. We also have an equity investment in an entity with operations in Brazil. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

We are currently expanding and improving our information technology infrastructure and systems to assist us in the management of our growing operations and accommodate our employee, customer and business growth. We anticipate that these improvements will be a long-term investment and that the process will require management time, support and cost. Moreover, there are inherent risks associated with upgrading, improving and expanding information technology systems. We cannot be sure that the improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all. If we do not successfully implement upgrades and other changes on a timely basis, or at all, our operations may be disrupted and our quality of service could decline. As a result, our operations and operating results could suffer. In addition, any new system deployments may not operate as we expect, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions.

Our inability to acquire and integrate other businesses, products or technologies could seriously harm our competitive position.

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed several acquisitions ranging from smaller professional services companies to our largest acquisition, Eservices, in January 2011. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. In addition, any acquisitions we are able to complete may not achieve the synergies or other benefits we expected to achieve and we may incur write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, patents and other intellectual property assets have been purchased for the purpose of making infringement claims on companies like ours in order to extract settlements. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we were recently named in a complaint alleging patent infringement. In addition, we may be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlements or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our on-demand software. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our on-demand software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business. For example, on August 24, 2012, Rpost Holdings, Inc., Rpost Communications Limited and Rmail Limited (collectively, “Rpost”) filed suit against Responsys in the United States District Court for the Eastern District of Texas alleging patent infringement by Responsys of five patents allegedly held by Rpost relating to email analytics. Similar suits have been filed against other companies in the email marketing space.

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

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisition of Eservices and Responsys Denmark, located in Australia and Denmark, respectively, and commenced software development activities via a subsidiary in India. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations;

•	adverse tax burdens and foreign exchange controls making it difficult to repatriate earnings and cash;

•	political instability;

•	terrorist activities;

•	currency exchange rate fluctuations;

•	generally longer receivable collection periods than in the United States;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	preference for local vendors;

•	technology incompatibility;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which improper sales practices may be prevalent.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have increased our legal, accounting and financial compliance costs, made some activities more difficult, time-consuming and costly and placed strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must also perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, if our internal controls are perceived as inadequate or if we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or current practices may adversely affect our reported financial results or the way we conduct our business. For example, in conjunction with our initial public offering we adopted and retroactively applied a new revenue recognition standard, which may be subject to varying we adopted and retroactively applied a new revenue recognition standard, which may be subject to varying interpretations in the future that could materially impact how we recognize revenue. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as the Financial Accounting Standards Board, or FASB, continues to consider applicable accounting standards in this area.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may choose to engage in equity or debt financings or enter into credit facilities. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are not able to obtain adequate and necessary financing on satisfactory terms, our ability to grow or support our business, or to respond to business challenges could be significantly limited.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our on-demand software and professional services and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted, modified or changed at any time. Those enactments, modifications or changes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional taxes on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our on-demand software and professional services. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our on-demand software and professional services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

Our common stock price may be volatile or may decline regardless of our operating performance.

The trading prices of the securities of technology companies have been highly volatile. The market price of our common stock has fluctuated significantly in the past and may continue to do so in the future in response to numerous factors, many of which are beyond our control, including:

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 36% of our outstanding common stock as of December 31, 2012. As a result, these stockholders, acting together, would have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012 our corporate headquarters occupy approximately 43,000 square feet in San Bruno, California and increased to 72,000 square feet in January 2013 pursuant to a lease that commenced in June 2012. The lease has a term of six years, with an option to renew for an additional five years. Our corporate headquarters accommodates our principal engineering, operations and finance and administrative activities. In addition to our corporate headquarters in San Bruno, as of December 31, 2012, we leased office space in Carlsbad, Chicago, Denver, New York, San Francisco, Seattle, Denmark, the United Kingdom, India and Australia for local sales, professional services, product development, support and/or operations personnel, depending on the office. These facilities total approximately 112,000 square feet.

We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any potential expansion of our operations. At this time, we believe our facilities are adequate for our near term operational and business needs.

Item 3. Legal Proceedings

From time to time we may become involved in various legal proceedings in the ordinary course of our business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources. The material set forth in Note 10 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market under the symbol “MKTG” since April 21, 2011. The following table sets forth the range of high and low per share sales prices for our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

	Prices
Year ending December 31, 2012	High	Low
First quarter	$12.30	$8.94
Second quarter	$12.78	$10.02
Third quarter	$12.57	$9.20
Fourth quarter	$10.25	$5.70

Year ending December 31, 2011	High	Low
Second quarter (from April 20, 2011)	$17.73	$14.49
Third quarter	$17.80	$10.44
Fourth quarter	$11.50	$7.45

Stockholders

As of February 28, 2013, there were approximately 147 stockholders of record of our common stock (not including beneficial holders of stock held in street name).

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

Securities Authorized for Issuance Under Equity Compensation Plans

We incorporate information regarding our equity compensation plans into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Stock Performance Graph

The information contained in the Stock Performance Graph shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

The graph depicted below shows a comparison of cumulative total stockholder returns for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index for the period from April 21, 2011 (the date our common stock began trading on the NASDAQ Global Select Market) to December 31, 2012, the last trading day of 2012. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	Apr-11	Jun-11	Sep-11	Dec-11	Mar-12	Jun-12	Sep-12	Dec-12
MKTG	100.00	115.13	70.00	57.73	77.73	78.70	66.43	38.70
COMP	100.00	98.55	86.03	93.08	109.62	104.07	110.50	107.07
IXCO	100.00	96.92	89.21	95.78	118.36	109.78	116.40	107.74

The graph above assumes that $100 was invested in our common stock at its closing price and in each index on April 21, 2011, and that all dividends were reinvested. We have not paid or declared any cash dividends on our common stock.

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

The Form S-1 Registration Statement (Registration No. 333-1713777), or Registration Statement, relating to our initial public offering of our common stock was declared effective by the SEC on April 8, 2011, and on April 20, 2011 the offering commenced.

The net offering proceeds to us after deducting underwriters’ discounts and the total expenses were approximately $69.8 million.

There has been no material change in the use of proceeds from that described in the Registration Statement.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We repurchased 703 unvested shares of our common stock in the first quarter of 2012 from a former employee related to the early exercise of shares at a price of $4.48 per share.

Item 6. Selected Financial Data

The information set forth below for the five years ended December 31, 2012 is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes thereto included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K to fully understand the factors that may affect the comparability of the information presented below. The consolidated statements of income data for each of the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report.

All amounts are reported in thousands, except for per share data.

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
Revenue
Subscription	$113,363	$94,501	$69,284	$53,044	$41,047
Professional services	49,461	40,438	24,787	13,599	9,067

Revenue	162,824	134,939	94,071	66,643	50,114

Cost of revenue
Subscription	32,672	27,918	20,221	15,109	12,399
Professional services	42,727	36,747	20,697	12,478	8,926

Cost of revenue(2)	75,399	64,665	40,918	27,587	21,325

Gross profit	87,425	70,274	53,153	39,056	28,789

Operating expenses:
Research and development(2)	15,224	13,544	10,597	8,052	5,068
Sales and marketing(2)	45,544	33,300	20,849	15,494	15,681
General and administrative(2)	17,679	11,463	8,225	5,746	4,639
Gain on acquisition	(2,233)	(2,220)	—	—	—

Total operating expenses	76,214	56,087	39,671	29,292	25,388

Operating income	11,211	14,187	13,482	9,764	3,401
Total other income (expense), net	(285)	(268)	1,171	185	(811)

Income before income taxes	10,926	13,919	14,653	9,949	2,590
Benefit (provision) for income taxes	(3,380)	(5,824)	(5,821)	(4,063)	17,857
Equity income (loss) in unconsolidated affiliates	36	(124)	(234)	—	—

Net income	$7,582	$7,971	$8,598	$5,886	$20,447

Net income attributable to common stockholders:
Basic	$7,582	$5,019	$802	$186	$2,980

Diluted	$7,582	$5,190	$1,179	$299	$5,009

Net income per share attributable to common stockholders:(3)
Basic	$0.16	$0.14	$0.09	$0.02	$0.43

Diluted	$0.14	$0.12	$0.08	$0.02	$0.35

Shares used in computation of net income per share attributable to common stockholders:(3)
Basic	48,355	35,278	8,527	7,518	7,007

Diluted	53,087	41,734	14,464	14,302	14,408

(1)	On January 3, 2011, we completed the acquisition of the remaining equity interests of Eservices. For the year ended December 31, 2011, the amount of Eservices’ revenue and net loss included our consolidated statement of net income was $11.3 million and $0.8 million, respectively. We initially acquired a 50% ownership interest in Eservices in July 2010, which was accounted for under the equity method. See Note 4 of the Notes to our Consolidated Financial Statements for more information.
(2)	Total cost of revenue and operating expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenue	$1,644	$1,004	$523	$332	$308
Research and development	914	610	331	280	264
Sales and marketing	1,785	861	694	461	400
General and administrative	2,085	1,238	958	563	478

(3)	See Note 3 of the Notes to our Consolidated Financial Statements for a description of how we compute basic and diluted net income attributable to common stockholders and net income per share attributable to common stockholders.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106,656	$73,456	$13,884	$15,750	$7,130
Working capital	118,744	104,619	27,047	26,489	12,724
Total assets	188,765	162,546	71,900	57,995	47,373
Total liabilities	30,355	22,289	18,725	13,178	11,336
Total stockholders’ equity	158,410	140,257	53,175	44,817	36,037

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words and include, but are not limited to, statements regarding projected results of operations and management’s future strategic plans. Our actual results could differ significantly from those projected in the forward-looking statements as a result of factors, including those discussed under Item 1A, “Risk Factors,” and elsewhere in this report. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We are a leading provider of on-demand software that enables companies to engage in relationship marketing across the interactive channels that consumers are embracing today—email, mobile, social, the web and display. The Responsys Interact Suite, the core element of our solution, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns. Our solution is comprised of our on-demand software and our professional services, all focused on enabling the marketing success of our customers.

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

•

In 2009, we achieved a key technology milestone by releasing our next-generation on-demand software platform, which integrated all of our core applications into one platform, the Responsys Interact Suite. Substantially all of our new customers added since this time are on this platform and we are migrating our other existing customers to this platform over time. This suite included a new application, Interact Program, for visually designing, managing and automating complex marketing programs with multiple stages across multiple channels. In 2009, we also acquired Smith-Harmon, Inc. to increase the size and breadth of our professional services organization.

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

•

In March 2012, we acquired a 19.9% equity interest in PM Comunicação LTDA, or Pmweb, a customer relationship management and digital marketing company in Brazil. We currently hold a call option to purchase the remaining 80.1% of Pmweb’s outstanding equity exercisable at our discretion at any time prior to March 31, 2014. We acquired this interest to expand the scope of our business internationally, increase our customer base and grow our professional services and sales teams.

•

In July 2010, we acquired a non-controlling, fifty percent equity interest in Responsys Denmark A/S, or Responsys Denmark, a company headquartered in Copenhagen, Denmark and in July 2012 increased our percent ownership to 95%. We have consolidated our results with those of Responsys Denmark beginning in July, 2012. We acquired Responsys Denmark to expand the scope of our business internationally, increase our customer base and grow our professional services and sales teams.

We derive revenue from subscriptions to our on-demand software and related professional services. As part of a subscription, a customer generally commits to a minimum monthly or quarterly fee that permits the customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancellable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. We have generally had higher subscription revenue in our fourth quarter than other quarters in a given 12-month period, primarily due to revenue from messages sent above contracted levels. Subscription revenue accounted for 69.6%, 70.0% and 73.7% of our total revenue during the years ended December 31, 2012, 2011 and 2010, respectively. Subscription revenue is driven primarily by the number of customers, demand from existing customers, contracted value of the subscription agreements and number of messages sent above contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social, the web and display channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees for our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 23%, 21% and 11% for the years ended December 31, 2012, 2011 and 2010, respectively.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees. Over the past three years, we have added larger enterprise customers with higher subscription commitments, higher messaging volumes and greater professional services demands. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have generally had higher subscription revenue in our fourth quarter than in other quarters during a given 12-month period, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars as we continue to invest in our growth and incur additional costs as a public company.

Key Metrics

We regularly review a number of metrics to evaluate growth trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under Basis of Presentation, and we discuss other key metrics below.

Subscription Dollar Retention Rate

Our Subscription Dollar Retention Rate is the way we measure how well we retain customers and increase their use of our software. We also believe it reflects the stability of our revenue base and the long-term value of our customer relationships. We calculate our Subscription Dollar Retention Rate by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has been greater than 100% for every quarter of the last three years.

Number of Customers

We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers at the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in committed subscription revenue for that quarter. We had 413, 346 and 277 customers as of December 31, 2012, 2011 and 2010, respectively. For more information about our customers, see Item 1, Business—Customers above.

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

We recognize the aggregate minimum subscription fee payable ratably on a straight-line basis over the subscription term, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. We do not recognize revenue in excess of the amount we have the right to invoice. Revenue for messages sent above contracted levels is recognized in the period in which we are contractually able to bill for those messages. We also derive revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and are then recognized as revenue ratably over the estimated life of the customer relationship.

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

Cost of Professional Services Revenue

Cost of professional services revenue primarily consists of personnel and related costs for our professional services employees and allocated overhead. Our cost associated with providing professional services is significantly higher as a percentage of revenue than our cost of subscription revenue due to the labor costs associated with providing professional services. As it takes several months to ramp up a productive professional consultant, we generally increase our professional services capacity ahead of associated professional services revenue, which can result in lower margins in the given investment period. We expect the number of professional services personnel to increase in the future, which will result in higher cost of professional services revenue in absolute dollars.

Operating Expenses

Research and Development

Research and development expenses primarily consist of personnel and related costs for our product development and product management employees and allocated overhead. Our research and development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our on-demand software and to improving scalability and performance. We expect research and development expenses will increase in the future as we extend our on-demand software offerings and develop new technologies and capabilities.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing employees, including bonuses and commissions, as well as the cost of marketing programs, promotional events and webinars, amortization of our acquired customer lists and allocated overhead. We generally expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect sales and marketing expenses will increase in the future and continue to be our largest functional cost.

General and Administrative

General and administrative expenses consist primarily of personnel and related costs, and allocated overhead. In addition, general and administrative expenses include professional fees, bad debt expenses, sales and use tax expense and other corporate expenses. We anticipate that we will incur additional costs for personnel, systems and external professional services as we grow and operate as a public company, including higher legal, insurance and financial reporting expenses, and the costs to maintain compliance with Section 404 of the Sarbanes-Oxley Act and costs in connection with litigation. Accordingly, we expect general and administrative expenses will increase in the future.

Gain on Acquisition

Gain on acquisition represents the fair value adjustments of our initial investment in Responsys Denmark and Eservices upon the acquisition of the remaining equity interests in 2012 and 2011, respectively.

Other Income (Expense.)

Other income (expense) primarily consists of interest income, interest expense and foreign exchange gains (losses). Other income (expense) for the year ended December 31, 2012 includes the foreign currency adjustment for our contingent consideration in Responsys Denmark and for the year ended December 31, 2011 includes fair value adjustments of our put and call options to purchase the remaining equity interests in Eservices. Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is associated with our outstanding capital leases. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency.

Equity in Net Loss of Unconsolidated Affiliates

Equity in net income (loss) of unconsolidated affiliates represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark for the year ended December 31, 2011 and in Eservices and Responsys Denmark for the year ended December 31, 2010 prior to their acquisitions.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Subscription	$113,363	$94,501	$69,284
Professional services	49,461	40,438	24,787

Total revenue	162,824	134,939	94,071

Cost of revenue: (1)
Subscription	32,672	27,918	20,221
Professional services	42,727	36,747	20,697
Total cost of revenue	75,399	64,665	40,918

Gross profit	87,425	70,274	53,153

Operating expenses:
Research and development (1)	15,224	13,544	10,597
Sales and marketing (1)	45,544	33,300	20,849
General and administrative (1)	17,679	11,463	8,225
Gain on acquisition	(2,233)	(2,220)	—

Total operating expenses	76,214	56,087	39,671

Operating income	11,211	14,187	13,482
Other income (expense), net	(285)	(268)	1,171

Income before income taxes	10,926	13,919	14,653
Provision for income taxes	(3,380)	(5,824)	(5,821)
Equity in net income (loss) of unconsolidated affiliates	36	(124)	(234)

Net income	$7,582	$7,971	$8,598

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Cost of revenue	$1,644	$1,004	$523
Research and development	914	610	331
Sales and marketing	1,785	861	694
General and administrative	2,085	1,238	958

Total costs and expenses	$6,428	$3,713	$2,506

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	69.6%	70.0%	73.7%
Professional services	30.4	30.0	26.3

Total revenue	100.0	100.0	100.0

Cost of revenue:
Subscription	20.1	20.7	21.5
Professional services	26.2	27.2	22.0

Total cost of revenue	46.3	47.9	43.5

Gross profit	53.7	52.1	56.5

Operating expenses:
Research and development	9.3	10.0	11.3
Sales and marketing	28.0	24.7	22.2
General and administrative	10.9	8.5	8.7
Gain on acquisition	(1.4)	(1.6)	—

Total operating expenses	46.8	41.6	42.2

Operating income	6.9	10.5	14.3
Other income (expense), net	(0.2)	(0.2)	1.2

Income before income taxes	6.7	10.3	15.5
Provision for income taxes	(2.1)	(4.3)	(6.2)
Equity in net loss of unconsolidated affiliates	—	(0.1)	(0.2)

Net income	4.6%	5.9%	9.1%

Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenue

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription revenue	$113,363	$94,501	$18,862	20.0%	$94,501	$69,284	$25,217	36.4%
Percentage of total revenue	69.6%	70.0%			70.0%	73.7%
Professional services revenue	$49,461	$40,438	$9,023	22.3%	$40,438	$24,787	$15,651	63.1%
Percentage of total revenue	30.4%	30.0%			30.0%	26.3%

Subscription revenue

Subscription revenue for the year ended December 31, 2012 increased by $18.9 million over the year ended December 31, 2011. The increase was primarily due to an increase in contractually committed messaging of $6.1 million from new customers, and a net increase of $6.4 million from existing customers. In addition, revenue from messages sent above contracted levels increased in absolute dollars to $25.7 million from $19.3 million, and increased to 22.6% of subscription revenue from 20.4% of subscription revenue, for the years ended December 31, 2012 and 2011, respectively.

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

Professional services revenue

Professional services revenue for the year ended December 31, 2012 increased by $9.0 million over the year ended December 31, 2011. The increase was primarily due to a $8.0 million increase from new customers.

Professional services revenue for the year ended December 31, 2011 increased by $15.7 million over the year ended December 31, 2010. The increase was primarily due to a $9.1 million increase from new customers, including $6.3 million of revenue from customers acquired through our acquisition of Eservices, and a net increase of $6.5 million from existing customers.

Cost of Revenue

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$32,672	$27,918	$4,754	17.0%	$27,918	$20,221	$7,697	38.1%
Percentage of subscription revenue	28.8%	29.5%			29.5%	29.2%
Gross margin	71.2%	70.5%			70.5%	70.8%
Cost of professional services revenue	$42,727	$36,747	$5,980	16.3%	$36,747	$20,697	$16,050	77.5%
Percentage of professional services revenue	86.4%	90.9%			90.9%	83.5%
Gross margin	13.6%	9.1%			9.1%	16.5%

Cost of subscription revenue

Cost of subscription revenue for the year ended December 31, 2012 increased by $4.8 million over the year ended December 31, 2011. The increase was primarily due to a $2.0 million increase in bandwidth and data center expenses due to an expansion of our capacity in order to accommodate growth, a $1.3 million increase in personnel expenses due to the addition of employees, a $0.7 million increase in depreciation and maintenance expenses associated with equipment for our data center, a $0.6 million increase in facilities and office expenses, and a $0.3 million increase in stock-based compensation expenses, partially offset by $0.1 million lower consulting expenses.

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

Cost of professional services revenue

Cost of professional services revenue for the year ended December 31, 2012 increased by $6.0 million over the year ended December 31, 2011. The increase was primarily due to a $4.5 million increase in personnel expenses due to the addition of employees, a $0.8 million increase in information technology expenses to support our larger professional services team, a $0.5 million increase in facility expenses, and a $0.4 million increase in stock-based compensation expenses, offset by a $0.4 million decrease in bonus and recruiting expenses. Professional services gross margin increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to higher utilization of personnel.

Cost of professional services revenue for the year ended December 31, 2011 increased by $16.1 million over the year ended December 31, 2010. The increase was primarily due to a $12.4 million increase in personnel expenses due to the addition of employees, a $0.7 million increase in facility expenses, a $0.6 million increase in outside consulting expenses due to an increased demand for our services, a $0.6 million increase in information technology expenses to support our larger professional services team, a $0.6 million increase in travel and entertainment expenses, a $0.4 million increase in stock-based compensation expenses and a $0.3 million increase in depreciation and maintenance expenses. Professional services gross margin declined for the year ended December 31, 2011 compared to the year ended December 31, 2010 as we increased our professional services capacity in anticipation of growing demand for those services. In addition, the gross margin on professional services provided by Eservices was lower than that of other professional services.

Operating Expenses

Research and development

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$15,224	$13,544	$1,680	12.4%	$13,544	$10,597	$2,947	27.8%
Percentage of total revenue	9.3%	10.0%			10.0%	11.3%

Research and development expenses for the year ended December 31, 2012 increased by $1.7 million over the year ended December 31, 2011. The increase was primarily due to a $1.4 million increase in personnel expenses due to the addition of employees and merit increases, a $0.3 million increase in stock-based compensation expenses, and a $0.2 million increase in depreciation and maintenance expenses associated with equipment to support research and development, partially offset by a $0.3 million increase in capitalized internal-use software development costs and a $0.5 million decrease in consulting services expenses as we brought more software development in-house.

Research and development expenses for the year ended December 31, 2011 increased by $2.9 million over the year ended December 31, 2010. The increase was primarily due to a $2.9 million increase in personnel expenses due to the addition of employees and a $0.3 million increase in stock-based compensation expenses, partially offset by a $0.4 million decrease in consulting services expenses as we brought more software development in-house.

Sales and marketing

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$45,544	$33,300	$12,244	36.8%	$33,300	$20,849	$12,451	59.7%
Percentage of total revenue	28.0%	24.7%			24.7%	22.2%

Sales and marketing expenses for the year ended December 31, 2012 increased by $12.2 million over the year ended December 31, 2011. The increase was primarily due to a $5.0 million increase in personnel expenses due to the addition of employees and merit increases, a $3.0 million increase in advertising and promotion expenses primarily due to increased marketing programs and our user conference, a $1.0 million increase in commission expense as a result of an increase in new customers and increased revenue from existing customers, a $0.9 million increase in stock-based compensation expenses, a $0.6 million increase in bonus expense, a $0.4 million increase in amortization expense related to intangible assets acquired through the acquisition of Responsys Denmark, a $0.4 million increase in travel and entertainment expenses and a $0.3 million increase in facility expenses.

Sales and marketing expenses for the year ended December 31, 2011 increased by $12.5 million over the year ended December 31, 2010. The increase was primarily due to a $4.7 million increase in personnel expenses due to the addition of employees and merit increases, a $2.1 million increase in amortization expense related to intangible assets acquired through the acquisition of Eservices, a $1.5 million increase in commission expense as a result of an increase in new customers and increased revenue from existing customers, a $1.3 million increase in advertising and promotion expenses primarily due to our user conference, a $1.3 million increase in travel and entertainment expenses, a $0.8 million increase in bonus expense and a $0.2 million increase in facility and telephone expenses.

General and administrative

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$17,679	$11,463	$6,216	54.2%	$11,463	$8,225	$3,238	39.4%
Percentage of total revenue	10.9%	8.5%			8.5%	8.7%

General and administrative expenses for the year ended December 31, 2012 increased by $6.2 million over the year ended December 31, 2011. The increase was primarily due to a $2.6 million increase in personnel expenses due to the addition of employees, a $1.5 million increase in legal and accounting fees, a $0.8 million increase in stock-based compensation expense and a $0.8 million increase in administrative expenses.

General and administrative expenses for the year ended December 31, 2011 increased by $3.2 million over the year ended December 31, 2010. The increase was primarily due to a $2.0 million increase in personnel expenses due to the addition of employees, a $0.5 million increase in consulting expenses and a $0.3 million increase in stock-based compensation expenses.

Gain on acquisition

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Gain on acquisition	$(2,233)	$(2,220)	$(13)	0.6%	$(2,220)	$—	$(2,220)	n/a

Gain on acquisition for the year ended December 31, 2012 consisted of approximately $2.2 million for the fair value adjustment of our initial investment in Responsys Denmark upon the acquisition of the remaining equity interest in July 2012.

Gain on acquisition for the year ended December 31, 2011 consisted of approximately $1.0 million for the fair value adjustment of our initial investment in Eservices and $1.2 million for the recognition of foreign exchange gains upon the acquisition of the remaining equity interests in January 2011.

Total Other Income (Expense), Net

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Other income (expense), net	$(285)	$(268)	$(17)	6.3%	$(268)	$1,171	$(1,439)	(122.9)%

Other income (expense), net for the year ended December 31, 2012 remained consistent over the year ended December 31, 2011 with a $0.1 million increase in interest expense being offset by a $0.1 million increase in interest income.

Other income (expense), net for the year ended December 31, 2011 decreased by $1.4 million over the year ended December 31, 2010. The decrease was primarily due to the $1.5 million adjustment in the fair value of our put and call options to purchase the remaining equity interest in Eservices that occurred in 2010 for which there was no corresponding amount in 2011.

Provision for Income Taxes

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Provision for income taxes	$(3,380)	$(5,824)	$2,444	(42.0)%	$(5,824)	$(5,821)	$(3)	0.1%
Effective tax rate	30.9%	41.8%			41.8%	39.7%

Our effective tax rate for the years ended December 31, 2012, 2011, and 2010 was 30.9%, 41.8% and 39.7%, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in those jurisdictions, which we expect to fluctuate in the near term as we invest and expand our market presence. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. During December 31, 2012, we recorded a significant discrete item related to the purchase of Responsys Denmark that was the primary difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate. During the years ended December 31, 2011 and 2010, the primary difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate related to certain recurring and discrete items such as state income taxes, research tax credits and non-deductible stock-based compensation expense.

Equity in Net Income (Loss) of Unconsolidated Affiliates

	Year Ended December 31,				Year Ended December 31,
			Change in				Change in
	2012	2011	$	%	2011	2010	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net income (loss) of unconsolidated affiliate	$36	$(124)	$160	(129.0)%	$(124)	$(234)	$110	(47.0)%

Equity in net income (loss) of unconsolidated affiliates for the year ended December 31, 2012 improved by $0.2 million over the year ended December 31, 2011. We purchased the remaining equity interested in Responsys Denmark on July 1, 2012 and recognized a related gain of $2.2 million on our previously acquired equity interest. We recognized a loss in unconsolidated affiliates for the year ended December 31, 2011 as a result of our non-controlling equity investment in Responsys Denmark and for the year ended December 31, 2010 as a result of our non-controlling equity investments in Eservices and Responsys Denmark.

Liquidity and Capital Resources

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$24,049	$23,000	$19,420
Net cash provided by (used in) investing activities	6,527	(35,837)	(15,685)
Net cash provided by financing activities	2,517	72,485	(5,715)
Effect of foreign exchange rate changes on cash and cash equivalents	107	(76)	114

Net increase (decrease) in cash and cash equivalents	$33,200	$59,572	$(1,866)

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering of our common stock and cash from operating activities. As of December 31, 2012, we had $106.7 million of cash and cash equivalents and $118.7 million of working capital.

Net cash provided by operating activities

Cash provided by operating activities is significantly influenced by 1) the amount we invest in the personnel and infrastructure necessary to support the growth of our business, 2) the net increase in the number of customers using our on-demand software and professional services and 3) the amount and timing of customer payments. Cash provided by operations has historically resulted from net income driven by sales of subscriptions to our on-demand software and professional services, and adjusted for non-cash expenses such as depreciation of property plant and equipment and amortization of software development costs and intangible assets, stock-based compensation and changes in our deferred tax assets.

For the year ended December 31, 2012, net cash provided by operating activities was the result of $7.6 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, increased by non-cash items such as depreciation and amortization of $10.9 million, including $2.7 million related to the amortization of acquired intangibles, deferred tax assets of $0.4 million, stock-based compensation expenses of $6.4 million, which was partially offset by $2.2 million resulting from a gain on acquisition related to our acquisition of Responsys Denmark and $1.9 million of excess tax benefits from our stock-based compensation. Changes in operating assets and liabilities resulted in a positive impact of $2.2 million on cash flows and were primarily composed of $1.9 million of landlord funded tenant improvements, $1.0 million of reductions in prepaid expenses and other assets, $6.3 million of increases in various types of accrued liabilities including deferred revenue, and were partially offset by an increase of $7.2 million in accounts receivable that resulted from increased revenue.

For the year ended December 31, 2011, net cash provided by operating activities was the result of $8.0 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, increased by non-cash items such as depreciation and amortization of $9.7 million, including $2.1 million related to the amortization of acquired intangibles, deferred tax assets of $4.4 million, stock-based compensation expenses of $3.7 million, which was partially offset by $2.2 million resulting from a gain on acquisition related to our acquisition of Eservices and $1.4 million of excess tax benefits from our stock-based compensation. Changes in operating assets and liabilities provided $0.7 million in cash. Sources of cash totaled $4.0 million and were primarily related to a $2.9 million increase in accrued compensation resulting from an increase in accrued commission and bonus amounts and a $1.1 million increase in other accrued liabilities. Uses of cash totaled $3.3 million and were primarily related to a $1.7 million decrease in deferred revenue, a $0.7 million increase in other assets as we made payments for additional maintenance and support for our data center equipment and an increase of $0.5 million in accounts receivable.

For the year ended December 31, 2010, net cash provided by operating activities was the result of $8.6 million of net income primarily due to the increased growth of our revenue derived from sales of subscriptions to our on-demand software and professional services, increased by non-cash items such as depreciation and amortization of $5.8 million, stock-based compensation expenses of $2.5 million, deferred tax assets of $4.6 million which was partially offset by $1.5 million resulting from a gain from the fair value adjustment of our put and call options related to our investment in Eservices. Changes in operating assets and liabilities used $0.7 million in cash. Sources of cash totaled $5.3 million and were primarily related to a $3.4 million increase in deferred revenue, a $0.6 million increase in our accounts payable balance and a $0.5 million increase in other long term liabilities primarily due to an increase in our deferred tax liability. Uses of cash totaled $6.0 million and were primarily related to a $4.4 million increase in our accounts receivable balance and a $1.6 million increase in prepaid expenses.

Net cash provided by (used in) investing activities

In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software, as well as computer equipment for our increasing employee headcount.

For the year ended December 31, 2012, cash provided by investing activities consisted of $21.2 million of net maturities of U.S. Treasury and Agency bonds partially offset by $10.9 million for purchases of property and equipment, $1.4 million of capitalized software costs, $1.8 million related to the purchase of a 19.9% equity interest in Pmweb, and $0.6 million related to the additional purchase of equity in Responsys Denmark, net of cash acquired.

For the year ended December 31, 2011, cash used in investing activities consisted of $21.4 million in net purchases of U.S. Treasury and Agency bonds, $7.5 million for purchases of property and equipment, $6.1 million in payments to complete the acquisition of Eservices, net of $0.9 million cash acquired, a $0.4 million payment related to our initial investment in Eservices and $0.4 million of capitalized software costs.

For the year ended December 31, 2010, cash used in investing activities consisted of $7.9 million for purchases of property and equipment, $7.0 million used to make equity investments in unconsolidated affiliates Eservices and Responsys Denmark, $0.4 million of capitalized software costs and $0.3 million for an additional payment related to the Smith-Harmon acquisition.

Net cash provided by (used in) financing activities

For the year ended December 31, 2012, cash provided by financing activities consisted of $1.9 million in excess tax benefits from stock-based compensation expenses and $1.5 million in proceeds from the issuance of our common stock in connection with stock option exercises, partially offset by $0.9 million in payments on our capital lease obligations.

For the year ended December 31, 2011, cash provided by financing activities consisted of net proceeds of $72.2 million received from the issuance of our common stock in connection with our initial public offering, $1.4 million in excess tax benefits from stock-based compensation expenses, $1.2 million in proceeds from the issuance of our common stock in connection with stock option exercises and $0.2 million in proceeds from the early exercise of stock options. Cash used in financing activities consisted of $1.7 million in payments for direct costs incurred in connection with the preparation of our registration statement and $0.8 million in payments in connection with our capital lease obligations.

For the year ended December 31, 2010, cash used in financing activities consisted of $5.7 million in payments for the repurchase of our common stock, $0.7 million in payments for direct costs incurred in connection with the preparation of our registration statement and $0.4 million in payments in connection with our capital lease obligations, partially offset by $0.3 million in proceeds from the issuance of our common stock in connection with stock option exercises, $0.6 million in proceeds from the early exercise of stock options and $0.2 million in excess tax benefits from stock-based compensation expenses.

Capital resources

As of December 31, 2012, we have not provided for U.S. federal and state income taxes on approximately $2.2 million of undistributed earnings of our foreign subsidiaries, since such earnings are considered indefinitely reinvested outside the United States. If we decide to repatriate such foreign earnings in the future, we would incur incremental U.S. federal and state income tax, reduced by the current amount of our U.S. federal and state net operating loss and tax credit carryforwards. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not contemplate a need to repatriate them to fund our U.S. operations.

In March 2012, we used $1.8 million of cash to acquire a 19.9% interest in Pmweb. See Note 9 of the Notes to our Consolidated Financial Statements for more information.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth; the expansion of our sales and marketing activities; the timing and extent of spending to support product development efforts and expansion into new territories; the timing of introductions of new features and enhancements to our on-demand software; and expenditures related to occupying and equipping new facilities. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in, or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under operating leases for our facilities and capital leases. The following table includes information about our contractual obligations that impact our short- and long-term liquidity and capital needs. The table includes information about payments due under specified contractual obligations and is aggregated by type of contractual obligation as of December 31, 2012:

	Payment Due by Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$22,956	$4,706	$9,932	$7,195	$1,123
Capital lease obligations	1,156	926	230	—	—
Other obligations	15,670	7,333	7,738	599	—

Total contractual obligations	$39,782	$12,965	$17,900	$7,794	$1,123

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

Other noncurrent liabilities consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 31, 2012, we had noncurrent deferred tax liabilities of $0.5 million, gross unrecognized tax benefits of $0.5 million and an immaterial amount of gross interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

We believe that the following critical accounting policies, which are described in Note 2 of the Notes to our Consolidated Financial Statements involve a greater degree of judgment and complexity. Accordingly, we believe these policies are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605-25, Revenue Recognition. Our revenue is primarily derived from sales of subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customers do not have the contractual right to take possession of our on-demand software. Accordingly, we recognize subscription revenue equal to the lesser of (1) the cumulative amount of the aggregate contractually committed subscription fee on a straight-line basis over the subscription term less amounts previously recognized or (2) the cumulative amount we have the right to invoice our customer less amounts previously recognized, provided that an enforceable contract has been signed by both parties, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the contractually committed messaging volume, per-message fees are billed for the excess volume. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which we are contractually able to bill for those messages. We also derive revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and then recognized as revenue ratably over the estimated life of the customer relationship.

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

Revenue recognition for arrangements with multiple deliverables

A multiple-element arrangement includes the sale of a subscription to our on-demand software with one or more associated professional service offerings, each of which are individually considered separate units of accounting. In determining whether professional services represent a separate unit of accounting, we consider the availability of the services from other vendors. We allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable.

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

•

the list price, which represents a component of our current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment; and

•	an analysis of the historical pricing with respect to both our bundled and standalone arrangements for subscriptions to our on-demand software.

We have established VSOE of selling price for those professional services for which we are able to demonstrate sufficient pricing consistency. For all other professional services, we have determined BESP based on an analysis of separate sales of such professional services.

Accounting for Income Taxes

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

As of December 31, 2012, we had federal and state net operating loss carryforwards for financial reporting purposes of approximately $9.0 million and $20.1 million, respectively. These federal and state net operating loss carryforwards will expire beginning in 2021 and 2014, respectively, if not utilized. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management is not aware of any such changes that would have a material effect on our results of operations, cash flows, or financial position.

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

As of December 31, 2012, we had federal research tax credit carryforwards of approximately $1.9 million that will expire beginning in 2013 and other federal credits of $0.9 million that have no expiration date. We also have state research tax credits of approximately $1.1 million, and other state credits of approximately $0.2 million that have no expiration date. We have recorded unrecognized tax benefits under ASC 740-10 related to federal research tax credit carryforwards of $0.9 million. We have also recorded unrecognized tax benefits under ASC 740-10 related to state research tax credits utilized of $0.9 million, of which $0.4 million were utilized. We believe that our unrecognized tax benefits related to research credits could change within the coming year as additional information becomes available. The direction and magnitude of any change is uncertain. We will update the unrecognized tax benefits of research tax credits as new information becomes available.

We consider the accumulated earnings and profits of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. We have recorded $0.8 million of deferred tax liability for certain acquisition-related basis differences. We have not recorded a deferred tax liability of approximately $0.3 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.2 million of undistributed earnings and profits of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings and profits, we would have to adjust the income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with ASC 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have determined that we operate in one reporting unit and have selected November 30 as the date to perform our annual impairment test. One method of valuating of our goodwill requires that we make assumptions regarding estimated future cash flows to be derived from our reporting unit. If these estimates or their related assumptions change in the future, we may be required to record impairment for these assets. In 2012, the Company elected to bypass the aforementioned assessment. Instead, we assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In addition, we performed an impairment test that involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting unit to its net book value, including goodwill. If the net book value exceeds the reporting unit’s fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of our company to its net book value. In calculating the implied fair value of our goodwill, the fair value of our company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of our company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We were not required to perform the second step of the goodwill impairment test in 2012 since our market value exceeded our net book value. We did not record any charges related to goodwill impairment during the years ended December 31, 2012, 2011 and 2010.

Long-lived Assets, Purchased Intangible Assets and Equity Method Investments

Purchased intangible assets with a determinable economic life and long-lived assets are carried at cost, less accumulated amortization and depreciation. Amortization and depreciation is computed over the estimated useful life of each asset on a straight-line basis. Equity method investments are carried at cost and are adjusted for our share of the equity method investment earnings. We review our long-lived assets, purchased intangible assets and equity method investments for impairment in accordance with ASC 360-10, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of our assets. We did not record any material impairment charges related to intangible long-lived assets or equity investments during the years ended December 31, 2012, 2011 and 2010.

Accounting for Stock-based Awards

We record stock-based compensation expenses using the Black-Scholes option pricing model in accordance with ASC 718-20, Compensation—Stock Compensation, which requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We recognize stock-based compensation expenses over the requisite service period of the individual grant, generally, equal to the vesting period. As of December 31, 2012, we had approximately $19.1 million and $11.3 million of unrecognized stock-based compensation expenses related to unvested stock option awards and restricted stock units, respectively, that we expect will be recognized over a weighted-average period of 3.67 years and 3.22 years, respectively.

To date, we have generally granted stock options to employees that vest 25% one year from the vesting commencement date and 1/48th each month thereafter; however, during 2011 we granted certain stock options to employees that vest 20% one year from the vesting commencement date and 1/60th each month thereafter. Stock options historically have had a contractual term of ten years, although our active plan allows for stock options to be granted with a contractual term of seven years.

Restricted stock units, or RSUs, vest 25% on each anniversary of the grant date. The Company determines the fair value of RSUs to be the fair market value of the shares of common stock underlying the RSUs at the date of grant.

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

Recently Issued Accounting Standards

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to the Consolidated Financial Statements included in Item  8 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our revenue and expenses occur primarily in the United States, Australia, the United Kingdom, India and Denmark. Our results of operations and cash flows are, therefore, subject to fluctuations related to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of December 31, 2012 would result in a loss of approximately $0.5 million. As of December 31, 2012, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investments were in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of December 31, 2012 would not have a material impact on the fair value of our cash equivalents and short-term investments.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Responsys, Inc.

San Bruno, California

We have audited the accompanying consolidated balance sheets of Responsys, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 18, 2013

RESPONSYS, INC.

Consolidated Balance Sheets

(in thousands, except per share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$106,656	$73,456
Short-term investments	—	21,300
Accounts receivable, net of allowances of $158 and $82 as of December 31, 2012 and December 31, 2011, respectively	28,065	20,706
Deferred taxes – current	5,997	5,393
Prepaid expenses and other current assets	2,803	3,599

Total current assets	143,521	124,454
Property and equipment – net	18,426	14,663
Goodwill	17,335	14,048
Intangible assets – net	2,925	3,386
Deferred taxes – noncurrent	4,100	5,057
Other assets	2,458	938

Total assets	$188,765	$162,546

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,363	$1,739
Accrued compensation	8,014	6,916
Other accrued liabilities	4,432	2,914
Capital lease obligations – current	896	879
Deferred revenue – current	8,072	7,387

Total current liabilities	24,777	19,835
Capital lease obligations – noncurrent	228	1,154
Deferred revenue – noncurrent	407	323
Contingent liability	1,561	—
Deferred rent	2,145	202
Other long-term liabilities	1,237	775

Total liabilities	$30,355	$22,289

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value, 5,000 shares authorized as of December 31, 2012 and December 31, 2011; no shares issued and outstanding as of December 31, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 250,000 shares authorized as of December 31, 2012 and December 31, 2011; 48,956 and 47,632 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	5	5
Additional paid-in capital	165,423	155,428
Accumulated deficit	(7,212)	(14,794)
Accumulated other comprehensive income (loss)	194	(382)

Total stockholders’ equity	158,410	140,257

Total liabilities and stockholders’ equity	$188,765	$162,546

See notes to consolidated financial statements.

RESPONSYS, INC.

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Subscription	$113,363	$94,501	$69,284
Professional services	49,461	40,438	24,787

Total revenue	162,824	134,939	94,071

Cost of revenue:
Subscription	32,672	27,918	20,221
Professional services	42,727	36,747	20,697

Total cost of revenue	75,399	64,665	40,918

Gross profit	87,425	70,274	53,153

Operating expenses:
Research and development	15,224	13,544	10,597
Sales and marketing	45,544	33,300	20,849
General and administrative	17,679	11,463	8,225
Gain on acquisition	(2,233)	(2,220)	—

Total operating expenses	76,214	56,087	39,671

Operating income	11,211	14,187	13,482

Other income (expense), net:
Interest income	173	60	4
Interest expense	(267)	(121)	(32)
Other income (expense), net	(191)	(207)	1,199

Total other income (expense), net	(285)	(268)	1,171

Income before income taxes	10,926	13,919	14,653
Provision for income taxes	(3,380)	(5,824)	(5,821)
Equity in net income (loss) of unconsolidated affiliates	36	(124)	(234)

Net income	$7,582	$7,971	$8,598

Net income attributable to common stockholders:
Basic	$7,582	$5,019	$802

Diluted	$7,582	$5,190	$1,179

Net income per share attributable to common stockholders:
Basic	$0.16	$0.14	$0.09

Diluted	$0.14	$0.12	$0.08

Shares used in computation of net income per share attributable to common stockholders:
Basic	48,355	35,278	8,527

Diluted	53,087	41,734	14,464

See notes to consolidated financial statements.

RESPONSYS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$7,582	$7,971	$8,598

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effect of zero	578	(1,436)	1,197
Unrealized short-term investment losses, net of tax effect of zero	(2)	3	—

Total other comprehensive income (loss)	576	(1,433)	1,197

Comprehensive income	$8,158	$6,538	$9,795

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE – December 31, 2009	30,159	62,028	8,326	1	8,704	—	(25,770)	(146)	44,817
Exercise of stock options	—	—	960	—	322	—	—	—	322
Stock-based compensation expense	—	—	—	—	2,506	—	—	—	2,506
Repurchase of common stock	—	—	(838)	—	(107)	—	(5,593)	—	(5,700)
Tax benefit from employees stock plans					1,435				1,435
Net income	—	—	—	—	—	—	8,598	—	8,598
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,197	1,197

Comprehensive income	—	—	—	—	—	—	—	—	9,795

BALANCE – December 31, 2010	30,159	62,028	8,448	1	12,860	—	(22,765)	1,051	53,175
Exercise of stock options	—	—	2,378	—	1,487	—	—	—	1,487
Issuance of common stock, net	—	—	6,482	1	69,894	—	—	—	69,895
Conversion of preferred stock	(30,159)	(62,028)	30,159	3	62,025	—	—	—	—
Warrant exercise	—	—	16	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,713	—	—	—	3,713
Tax benefit from employees stock plans	—	—	—	—	4,260	—	—	—	4,260
Issuance of common stock in connection with business acquisition	—	—	149	—	1,189	—	—	—	1,189
Net income	—	—	—	—	—	—	7,971	—	7,971
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,436)	(1,436)
Unrealized short-term investment gain	—	—	—	—	—	—	—	3	3

Comprehensive income	—	—	—	—	—	—	—	—	6,538

BALANCE – December 31, 2011	—	—	47,632	5	155,428	—	(14,794)	(382)	140,257
Exercise of stock options	—	—	1,258	—	1,687	—	—	—	1,687
Restricted stock units released	—	—	66	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,428	—	—	—	6,428
Tax benefit from employees stock plans	—	—	—	—	1,880	—	—	—	1,880
Net income	—	—	—	—	—	—	7,582	—	7,582
Foreign currency translation adjustment	—	—	—	—	—	—	—	578	578
Unrealized short-term investment loss	—	—	—	—	—	—	—	(2)	(2)

Comprehensive income	—	—	—	—	—	—	—	—	8,158

BALANCE – December 31 2012	—	—	48,956	5	165,423	—	(7,212)	194	158,410

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$7,582	$7,971	$8,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for bad debts	148	(79)	63
Depreciation and amortization	10,884	9,669	5,779
Stock-based compensation	6,428	3,713	2,506
Gain on acquisition	(2,233)	(2,220)	—
Net change in call and put options	—	—	(1,517)
Deferred taxes	365	4,375	4,605
Excess tax benefits from stock-based compensation	(1,880)	(1,387)	(172)
Equity in net (income) loss of unconsolidated affiliates	(36)	124	234
Other	190	88	—
Changes in operating assets and liabilities – net of business acquired:
Accounts receivable	(7,236)	(491)	(4,420)
Prepaid expenses and other current assets	835	(307)	(1,552)
Other assets	224	(668)	—
Accounts payable	2,044	(116)	604
Accrued compensation	917	2,874	312
Other accrued liabilities	3,155	1,069	438
Deferred revenue	684	(1,699)	3,440
Other long-term liabilities	1,978	84	502

Net cash provided by operating activities	24,049	23,000	19,420

Cash flows from investing activities:
Purchases of property and equipment	(10,891)	(7,535)	(7,917)
Addition of capitalized software development costs	(1,366)	(439)	(430)
Business acquisition, net of cash received	(614)	(6,101)	(325)
Purchase of short-term investments	(4,007)	(24,131)	—
Redemption of short-term investments	25,177	2,750	—
Purchase of equity interest	(1,772)	—	—
Investment in unconsolidated affiliate	—	(381)	(7,013)

Net cash provided by (used in) investing activities	6,527	(35,837)	(15,685)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,513	1,189	322
Proceeds from initial public offering	—	72,182	—
Proceeds from early-exercised stock options	3	153	643
Repurchase of common stock	—	—	(5,700)
Payments of offering costs	—	(1,674)	(735)
Principal payments on capital lease obligations	(879)	(752)	(417)
Excess tax benefits from stock-based compensation	1,880	1,387	172

Net cash provided by (used in) financing activities	2,517	72,485	(5,715)

Effect of foreign exchange rate changes on cash and cash equivalents	107	(76)	114

Net increase in cash and cash equivalents	33,200	59,572	(1,866)
Cash and cash equivalents at beginning of period	73,456	13,884	15,750

Cash and cash equivalents at end of period	$106,656	$73,456	$13,884

Noncash financing and investing activities:
Issuance of common stock in connection with business acquisition	$—	$1,189	$—

Fair value of put option	$—	$—	$523

Fair value of call option	$—	$—	$2,208

Unpaid consideration for investment in unconsolidated affiliates	$—	$—	$381

Unpaid deferred offering costs	$—	$—	$339

Purchase of property and equipment under capital lease	$—	$2,398	$87

Purchase of property and equipment on account	$515	$637	$128

Unpaid costs related to acquisition	$1,561	$—	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$88	$103	$32

Cash paid during the period for taxes	$583	$903	$486

See notes to consolidated financial statements.

RESPONSYS, INC.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) was incorporated in California on February 3, 1998 and reincorporated from the state of California to the state of Delaware in March 2011. The Company’s solution is comprised of its on-demand software and professional services. The Company’s core offering, the Responsys Interact Suite, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key interactive channels—email, mobile, social, the web and display. The Company has offices in North America, Australia, Denmark, India and the United Kingdom, and its principal markets are in North America, Asia Pacific and Europe.

Certain Significant Risks and Uncertainties

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

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is generally the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries’ financial statements are recorded as a component of accumulated other comprehensive income (loss). The Company records net gains and losses resulting from foreign exchange transactions as a component of other income (expense), net. Such amounts were not significant during any of the periods presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of issued equity awards, the fair value of the additional equity purchase in Responsys Denmark, the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents are invested in interest bearing money market funds that invest in short-term U.S. government obligations and high quality prime money market funds. The Company’s short-term investments consisted of U.S. Treasury and other securities issued or guaranteed by the U.S. government or its agencies. The Company does not hold or issue financial instruments for trading purposes. As part of the Company’s cash management process, the Company performs periodic evaluations of the relative credit standings of these financial institutions.

The Company does not require its customers to provide collateral to support accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated credit losses. No single customer accounted for 10% or more of the Company’s revenue for the years ended December 31, 2012, 2011 and 2010 or 10% or more of the Company’s accounts receivable as of December 31, 2012 and 2011.

Fair Value of Financial Instruments

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

Cash and Cash Equivalents

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

Accounts Receivable

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

Property and Equipment

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

Capitalized software includes internal-use software development costs related to upgrades and enhancements when it is probable the expenditures will result in additional functionality, as well as costs associated with our project to implement a new ERP system. Costs incurred in the preliminary stages of development are expensed as incurred. Once the internal-use software reaches the development state, internal and external costs are capitalized until the software is substantially complete and placed in service. Internal-use software is depreciated on a straight-line basis over the estimated useful life of the asset as described above.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350-10, Intangibles—Goodwill and Other, goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has determined that it operates as one reporting unit and has selected November 30 as the date to perform its annual impairment test. One method of valuating goodwill requires us to make assumptions regarding estimated future cash flows to be derived from our reporting unit. If these estimates or their related assumptions change in the future, the Company may be required to record impairment for these assets. In 2012, the Company elected to bypass the aforementioned assessment. Instead, the Company also has the option to assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. In addition, performed an impairment test that involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then the Company would perform the second step of the goodwill impairment test to determine the amount of the impairment loss. The impairment loss would be calculated by comparing the implied fair value of the Company to its net book value. In calculating the implied fair value of the Company’s goodwill, the fair value of the Company would be allocated to all of the other assets and liabilities based on their fair values. The excess of the fair value of the Company over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company was not required to perform the second step of the goodwill impairment test in 2012 since our market value exceeded our net book value. There was no impairment of goodwill recorded for the years ended December 31, 2012, 2011 or 2010.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605-25, Revenue Recognition. The Company’s revenue is primarily derived from sales of subscriptions to its on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customer agreements are non-cancellable for a minimum period, generally one year but ranging up to three years. Customers do not have the contractual right to take possession of the Company’s on-demand software. Accordingly, the Company recognizes subscription revenue equal to the lesser of (1) the cumulative amount of the aggregate contractually committed subscription fee on a straight-line basis over the subscription term less amounts previously recognized or (2) the cumulative amount the Company has the right to invoice its customer less amounts previously recognized, provided that an enforceable contract has been signed by both parties, access to its software has been granted to the customer, the fee for the subscription is fixed or determinable and collection is reasonably assured. Should a customer exceed the contractually committed messaging volume, per-message fees are billed for the excess volume. Revenue for messages sent above contractually committed messaging levels is recognized in the period in which we are contractually able to bill for those messages. The Company also derives revenue from setup fees when the services are first activated. The setup fees are initially recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer relationship.

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

Revenue recognition for arrangements with multiple deliverables

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

The Company is not able to demonstrate vendor-specific objective evidence (“VSOE”) because it does not have sufficient instances of standalone subscription sales of its on-demand software nor is it able to demonstrate sufficient pricing consistency with respect to such sales. In addition, the Company does not have third-party evidence (“TPE”) of selling price with respect to subscription sales of its on-demand software because it was unable to identify another vendor that sells similar subscriptions due to the unique nature and functionality of its service offering. Therefore, the Company has determined its best estimate of selling price (“BESP”) of subscriptions to its on-demand software based on the following:

•

the list price, which represents a component of the Company’s current go-to-market strategy, as established by senior management taking into consideration factors such as the competitive and economic environment; and

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

Cost of Revenue

Cost of subscription revenue primarily consists of hosting costs, data communications expenses, personnel and related costs, including salaries and employee benefits, allocated overhead, software license fees, costs associated with website development activities, amortization of software development costs and depreciation of property and equipment. Cost of professional services revenue primarily consists of personnel and related costs for our professional services employees, and allocated overhead.

Stock-based Compensation

The Company records stock-based compensation expense in accordance with ASC 718-20, Compensation—Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period. Generally, stock options granted to employees vest over a four-year period, with 25% vesting one year from the vesting commencement date and 1/48th each month thereafter. In 2011 certain stock options were granted with a five-year vesting term, with 20% vesting one year from the vesting commencement date and 1/60th each month thereafter. Stock options granted to date have a contractual term of 10 years for grants issued prior to 2012 and 7 years for grants if issued after that date. Restricted stock units vest 25% on each anniversary of the grant date. In 2012, the Company implemented an Employee Stock Purchase Plan. Shares of its common stock may be purchased by employees at six-month intervals at 85% of the lower of the fair market value of the stock on the first or last day of the six-month offering period. Compensation expense for the employee stock purchase plan is measured based on the estimated fair value and recognized on a straight-line basis over the offering period in our financial statements.

Determining Fair Value of Stock-based Compensation

The Company estimates the fair values of equity awards using the Black-Scholes option-pricing model on the date of grant. There were no stock options issued in 2012. Assumptions used in the Black-Scholes valuation model for stock options were as follows:

	Stock Options Year Ended December 31,		ESPP Year Ended December 31,

	2011	2010	2012
Dividend yield (1)	— %	—%	—%
Risk-free rate (2)	1.22-2.61%	2.12-2.52%	0.14%
Expected volatility (3)	50.00-53.00%	50.00-51.02%	59.0%
Expected term – in years (4)	5.27-6.53	6.06	6 months

(1)	The Company has not declared or paid dividends to date and does not anticipate declaring dividends.
(2)	The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with an equivalent remaining term at the grant date.
(3)	Stock Options: Prior to the Company’s IPO in April 2011, there was no market for the Company’s common stock. Therefore, the Company estimated volatility for stock option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the stock option grant for a term that is approximately equal to the stock options’ expected life. The Company has continued to use this method subsequent to its IPO because of the limited trading history of its common stock.

ESPP: The Company estimated volatility by evaluating the average historical volatility for the Company’s stock since April 2011, the date the Company completed its IPO.

(4)	The expected term of the Company’s stock options represents the period that its stock-based awards are expected to be outstanding. The Company has elected to use the simplified method described in SAB No. 107 to compute the expected term. Stock options granted to date have a 10-year term.

The Company determines the fair value of RSUs to be the fair market value of the shares of common stock underlying the RSUs at the date of grant.

In accordance with ASC 718-20, the Company estimates potential forfeitures for stock-based grants and adjusts stock-based compensation expense accordingly. The estimate of potential forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.

Website Development Costs and Software Development Costs

Costs incurred in connection with the development of the Company’s on-demand software solution and the project to implement a new ERP system are accounted for in accordance with ASC 350-50, Website Development Costs, and ASC 350-40, Internal-use Software. All costs incurred in the preliminary project and post-implementation stages are expensed as incurred, and certain costs incurred in the development stage of the project are capitalized if certain criteria are met. Once the software is available for general release, the capitalized costs are amortized over the expected useful life of the software on a straight-line basis. The Company currently estimates a useful life of five years with respect to its capitalized software.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $0.8 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	As of December 31,
	2012	2011
Accumulated foreign currency translation adjustments	$196	$(385)
Unrealized investment gain (loss)	(2)	3

Total accumulated other comprehensive income (loss)	$194	$(382)

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08, Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. The guidance in this update is effective for fiscal years and interim periods beginning after December 15, 2011. Early application is permitted. We early adopted this pronouncement in the fourth quarter of 2011 and its adoption did not have a material effect on our financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which will require companies to present the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. Additionally, ASU 2011-05 does not affect the calculation or reporting of earnings per share. ASU 2011-05 is effective for reporting periods beginning after December 15, 2011. Early application is permitted. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. We adopted these ASUs retrospectively effective January 1, 2012 and elected to present comprehensive income in a separate statement immediately following the condensed consolidated statements of income. The adoption had no effect on our financial position or results of operations.

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

In December 2010, the FASB issued ASU 2010-29, Business Combinations Topic (805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 provides clarification on the presentation of pro forma information for business combinations and applies to public entities. ASU 2010-29 specifies that the pro forma disclosure should include revenue and earnings of the combined entity as though the business combination(s) during the current year had occurred as of the beginning of the comparable prior annual reporting period only if comparative financial statements are presented. ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of the material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted this update as of January 1, 2011, and its adoption resulted in additional disclosures related to our business combination acquisition of Eservices that was completed in January 2011.

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

The following table presents the calculation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income attributed to common stockholders:
Numerator:
Basic:
Net income	$7,582	$7,971	$8,598
Non-cumulative dividends on convertible preferred stock	—	(1,589)	(4,960)
Undistributed earnings allocated to convertible preferred stock	—	(1,363)	(2,836)

Net income attributed to common stockholders – basic	$7,582	$5,019	$802

Diluted:
Net income attributed to common stockholders – basic	$7,582	$5,019	$802
Undistributed earnings re-allocated to common stockholders	—	171	377

Net income attributed to common stockholders – diluted	$7,582	$5,190	$1,179

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	48,355	35,278	8,527

Diluted shares:
Weighted-average shares used in computing basic net income per share attributable to common stockholders	48,355	35,278	8,527
Effect of potentially dilutive securities:
Employee stock options	4,646	6,441	5,937
Restricted stock units	52	1	—
Repurchaseable stock options	32	14	—
Employee stock purchase plan	2	—	—
Weighted-average shares used in computing diluted net income per share attributable to common stockholders	53,087	41,734	14,464

Net income per share attributable to common stockholders:
Basic	$0.16	$0.14	$0.09

Diluted	$0.14	$0.12	$0.08

The table below presents potential shares of common stock that were excluded from the computation of net income per share as they were anti-dilutive using the treasury stock method (in thousands):

	Year Ended December 31,
	2012	2011	2010
Employee stock options	2,858	3,028	2,290
Repurchaseable stock options	—	7	72
Restricted stock units	—	233	—

Total	2,858	3,268	2,362

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

On July 1, 2012, pursuant to an amendment to the Shareholders’ Agreement, the Company completed the acquisition of an additional equity interest in Responsys Denmark, bringing the total ownership to 95%. The additional equity interest was acquired in exchange for a $1.0 million payment plus an additional contingent cash consideration due in May 2015 currently estimated at $1.5 million. The Company’s total ownership of Responsys Denmark is 95%. Included in the contingent consideration is the amount attributable to the right to purchase the remaining 5% equity interest in May 2015. Under the acquisition method of accounting, the Company allocated the purchase price to tangible and identifiable intangible assets based on their estimated fair value using management’s estimates and assumptions at the date of acquisition. The excess of the purchase consideration over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill. The Company will continue to reassess the contingent cash consideration for changes in the fair value. Pro forma information attributable to the acquisition is not presented as revenue and operating results of Responsys Denmark are not material.

The allocation of the aggregate purchase price is as follows (in thousands):

Net tangible liabilities	$(221)
Intangible assets
Customer list (three year estimated life)	1,000
Reacquired right (three year estimated life)	1,100
Goodwill	2,921

Total intangible assets	5,021

Total purchase consideration	$4,800

The Company recorded a $2.2 million gain on acquisition for the fair market value adjustments of its initial investment upon the acquisition of the additional equity interest in Responsys Denmark.

Under ASC 805, acquisition-related costs are not included as a component of consideration transferred but are required to be expensed as incurred. Acquisition-related costs were immaterial.

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

On January 3, 2011, the Company completed the acquisition (the “Acquisition”) of the remaining equity interests in Eservices, pursuant to the Share Sale and Shareholders Agreement dated as of July 1, 2010, as amended, effective January 1, 2011 (the “Agreement”). With the Acquisition, the Company acquired a knowledgeable work force as well as the opportunity to expand the scope of its business internationally, increase its customer base through the acquisition of the customer list and grow its professional services and sales teams. The Agreement accelerated the purchase of the remaining 50% of the common shares of Eservices for $8.2 million (AUD $8.0 million), which consisted of $7.0 million payable in cash and 148,648 shares of the Company’s common stock valued at approximately $1.2 million. As a result of this accelerated Acquisition, the Call Option and Put Option were cancelled and, as such, the Company included the $1.7 million net asset as part of its consideration given for the acquisition of Eservices. Under the acquisition method of accounting, the Company allocated the purchase price to tangible and identifiable intangible assets based on their estimated fair value using management’s estimates and assumptions at the date of acquisition. The excess of the purchase consideration over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill. Goodwill recorded as a result of this acquisition includes intangible assets that do not qualify for separate recognition, such as the assembled workforce, as well as the opportunity for international expansion and other growth opportunities. Goodwill is not deductible for tax purposes. As of March 31, 2011 the full consideration had been paid.

The allocation of the aggregate purchase price is as follows (in thousands):

Cash and cash equivalents	$901
Trade receivables	2,054
Property and equipment	481
Other tangible assets	144
Deferred tax liabilities	(1,337)
Deferred revenue	(129)
Other liabilities assumed	(1,253)

Net tangible assets	861

Intangible assets
Customer list (two and a half years estimated life)	4,929
Trade name (one and a half years estimated life)	82
Software (half year estimated life)	30
Goodwill	12,866

Total intangible assets	17,907

Total purchase consideration	$18,768

The fair value of Eservices immediately prior to the acquisition of the remaining 50% interest was approximately $17.8 million. The Company estimated the fair value based on the consideration it paid for the remaining 50% interest less a control discount factor. The Company recorded a $2.2 million gain on acquisition which consisted of approximately $1.0 million for the fair value adjustment of its initial investment in Eservices and $1.2 million for the recognition of foreign exchange gains.

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

The Company accounted for its initial 50% investment in Eservices under the equity method. Condensed financial information of Eservices as of December 31, 2010 and for the period from July 1, 2010 to December 31, 2010 is as follows:

December 31, 2010
Assets:
Current assets	$3,050
Noncurrent assets	706

Total assets	$3,756

Liabilities and owners’ equity:
Current liabilities	$1,333
Noncurrent liabilities	117
Owners’ equity	2,306

Total liabilities and owners’ equity	$3,756

For the Six Months Ended December 31, 2010
Revenue	$4,483
Operating expenses	(4,393)

Income before tax benefit	90
Income tax expense	(178)

Net loss	$(88)

5. SHORT-TERM INVESTMENTS

As of December 31, 2012 there were no short-term investments held by Responsys. The following table summarizes the Company’s investments in available-for-sale securities (in thousands) as of December 31, 2011:

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

6. PROPERTY AND EQUIPMENT—NET

Property and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	As of December 31,
	2012	2011
Computers and equipment	$30,797	$25,623
Software	9,394	8,976
Furniture and fixtures	2,614	1,443
Capitalized software	4,764	3,008
Leasehold improvements	3,496	726

Total property and equipment – cost	51,065	39,776
Less: accumulated depreciation	(32,639)	(25,113)

Total property and equipment – net	$18,426	$14,663

Depreciation expense was $8.2 million, $7.3 million and $5.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Capitalized software includes internally developed software costs associated with our on-demand platform and internal-use software costs associated with the Company’s project to implement a new ERP system. The Company capitalized $1.8 million, $0.4 million and $0.4 million of costs in the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense totaled approximately $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized software, net of accumulated amortization, was $3.0 million and $1.8 million at December 31, 2012 and 2011, respectively.

Equipment financed under capital leases is included in computers and equipment as follows (in thousands):

	As of December 31,
	2012	2011
Capitalized value	$3,333	$3,333
Accumlated depreciation	(1,774)	(1,252)

Net	$1,559	$2,081

7. GOODWILL

Goodwill consisted of the following (in thousands)

	As of December 31, 2012
	2012	2011
Balance, beginning of year	$14,048	$1,301
Additions	2,921	12,866
Foreign currency translation	366	(119)

Balance, end of year	$17,335	$14,048

The functional currency of the Company’s Australian and Danish foreign subsidies, where the majority of goodwill is recorded, is the local currency. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in accumulated other comprehensive income (loss).

8. INTANGIBLE ASSETS

Purchased intangible assets with a determinable economic life are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful life of each asset on a straight-line basis. Intangible assets consist of customer lists, reacquired right and trade names, which are being amortized over a period of two to five years.

Amortization expense was $2.7 million, $2.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

	As of December 31, 2012			As of December 31, 2011
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Customer lists	$6,664	$(4,802)	$1,862	$5,529	$(2,401)	$3,128
Reacquired right	1,145	(191)	954	—	—	—
Trade names	232	(232)	—	230	(117)	113
Other	188	(79)	109	187	(42)	145

	$8,229	$(5,304)	$2,925	$5,946	$(2,560)	$3,386

The estimated future amortization expense related to intangible assets as of December 31, 2012, is as follows (in thousands):

Amortization
2013	$1,761
2014	760
2015	387
2016	17
2017	—
Thereafter	—

Total amortization	$2,925

9. EQUITY INVESTMENTS

The Company’s equity investment consists of an investment in PM Comunicação LTDA (“Pmweb”), which is accounted for using the cost method. The carrying value of this investment is included in other assets on the consolidated balance sheets as follows (in thousands):

	As of December 31, 2012	As of December 31, 2011
Responsys Denmark (1)	$—	$34
Pmweb	1,772	—

	$1,772	$34

(1)	An additional equity interest in Responsys Denmark was purchased on July 1, 2012 and its financial results were consolidated with the Company’s thereafter. Refer to Note 4 for additional information

In March 2012, the Company entered into an agreement with the quotaholders of Pmweb under which the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. Pmweb is a customer relationship management and digital marketing company in Brazil. In connection with the purchase of the quotas, the Company also made a direct investment in Pmweb of $0.1 million. The Company’s total investment remains at 19.9%.

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

10. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under non-cancelable operating lease agreements expiring primarily between 2013 and 2019. Certain of these arrangements have free or escalating rent payment provisions. Under such arrangements the Company records a deferred rent liability within other accrued liabilities (current portion) and other long-term liabilities (non-current portion) and recognizes rent expense on a straight-line basis.

In November 2011, the Company entered into a lease agreement for its new headquarters facility. The lease commenced in June 2012 with a term of six years and a five-year extension option. Leasehold improvements of $2.0 million related to the facility are amortized over the life of the lease.

In April 2011, the Company entered into a software license agreement with an enterprise software company for database and application server software and technical support. The capital lease payments include interest at an effective rate of 3.8% per annum. The capital lease is collateralized by the leased asset.

Other commitments include $11.5 million related to minimum monthly committed payments related to our data centers and $2.9 million for computer equipment the Company committed to purchase at the end of December, 2012 and had not received. Total minimum future lease payments under operating leases, capital leases and other commitments as of December 31, 2012 were as follows (in thousands):

	Operating Leases	Capital Leases	Other
2013	$4,706	$926	$7,333
2014	5,101	230	4,111
2015	4,831	—	3,627
2016	4,397	—	599
2017	2,798	—	—
Thereafter	1,123	—	—

Total minimum lease payments	$22,956	$1,156	$15,670

Less: amount representing interest		(32)

Present value of minimum lease payments		1,124
Less: current portion of capital lease obligations		(896)

Capital lease obligations – noncurrent		$228

Rental expense under the Company’s operating leases was $4.1 million, $2.8 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Legal Proceedings

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and use of managerial resources. As of December 31, 2012, the Company was not party to any material legal proceedings.

On August 24, 2012, Rpost Holdings, Inc., Rpost Communications Limited and Rmail Limited (collectively, “Rpost”) filed suit against Responsys in the United States District Court for the Eastern District of Texas alleging patent infringement by Responsys of five patents allegedly held by Rpost relating to email analytics. Similar suits have been filed against other companies in the email marketing space. The litigation is in the preliminary stages. We do not expect the results of this litigation to have a material financial effect on the Company.

Indemnifications

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

Reincorporation and Reverse Stock Split

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

Prior to the closing of the IPO, the Company had five series of convertible preferred stock outstanding. In April 2011, all of the Company’s 30,158,928 then outstanding preferred shares automatically converted on a one-for-one basis into 30,158,928 shares of common stock. As of December 31, 2012, the Company had no convertible preferred shares outstanding.

Common Stock

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

In May 2011, the Company issued 15,880 shares of common stock upon the net exercise of a warrant.

As of December 31, 2012 and 2011 the common stock reserved for issuance was as follows (in thousands):

	As of December 31,
	2012	2011
Outstanding options	9,799	11,393
Outstanding restricted stock units	1,176	288
Reserved for future option grants	8,656	7,735
ESPP reserved shares	1,500	—

Total common stock reserved for issuance	21,131	19,416

Equity Plans

In June 2012, the Company adopted the 2012 Employee Stock Purchase Plan (“2012 ESPP Plan”) and reserved 1,500,000 shares for issuance thereunder. The 2012 ESPP Plan permits eligible employees to purchase common stock, through payroll deductions of up to 15% of the employee’s gross compensation during the 6-month offering period, at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. Eligible employees are limited to purchase 1,000 shares in any 6-month period and may not purchase more than $25,000 of stock during any calendar year without considering the discount. As of December 31, 2012, there were 1,500,000 shares available for future issuance under the 2012 ESPP Plan. No shares have been purchased from the plan as of December 31, 2012 as the first offering period ends May 31, 2013.

The Company’s board of directors adopted the 2011 Equity Incentive Plan (the “2011 Plan”) in December 2010, its stockholders approved it in March 2011 and it became effective in April 2011. As a result, the Company stopped granting additional stock options under its 1999 Stock Plan (the “1999 Plan”). Any outstanding stock options granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan and stock option agreements until they are exercised or until they terminate or expire pursuant to their terms.

The Company reserved 10,000,000 shares of its common stock for issuance under its 2011 Plan plus (i) 556,464 shares reserved but not issued or subject to outstanding awards under the 1999 Plan, (ii) shares that are subject to outstanding awards under the 1999 Plan which cease to be subject to such awards, and (iii) shares issued under the 1999 Plan which are forfeited or repurchased at their original issue price. The number of shares reserved for issuance under the Company’s 2011 Plan will increase automatically on the first day of January of each year from 2012 through 2015 by a number of shares equal to the lesser of (i) 5% of the total outstanding shares of its common stock as of the immediately preceding December 31st or (ii) a number of shares determined by the board of directors. In accordance with these provisions, the board of directors authorized a 2 million share increase in the number of shares reserved under the 2011 Plan in January 2013.

The 2011 Stock Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance shares and stock bonus awards to employees, consultants and outside directors of the Company. ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs and direct awards may be granted to Company employees, consultants and outside directors.

As of December 31, 2012, awards issued under the 2011 Plan include both stock options and restricted stock units. Stock options under the 2011 Plan may be granted for periods of up to seven years, provided that: (i) the exercise price of an ISO and NSO will not be less than 100% of the fair market value of the shares on the date of grant and (ii) the exercise price of any ISO granted to a 10% stockholder will not be less than 110% of the fair market value of the shares on the date of grant. Stock options granted are generally not immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter. However, during 2011 the Company granted certain stock options to employees that vest 20% one year from the vesting commencement date and 1/60th each month thereafter. Restricted stock units generally vest 25% on each anniversary of the grant date.

The 1999 Stock Plan provided for the granting of ISOs, NSOs and shares of common stock to employees, consultants and outside directors of the Company. Stock options under the 1999 Stock Plan were granted for periods of up to ten years, provided that: (i) the exercise price of an ISO and NSO shall not be less than 100% and 85%, respectively, of the estimated fair value of the shares on the date of grant as determined by the board of directors, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the board of directors. The purchase price of a share offered under the 1999 Stock Plan was not be less than 85% of the fair market value of such shares on the date of grant, except for a 10% stockholder, in which case the exercise price shall not be less than 100% of the fair market value on the date of grant. Stock options granted under the 1999 Plan are immediately exercisable and generally vest 25% one year from the vesting commencement date and 1/48th each month thereafter. The 1999 Plan provided that the unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. At December 31, 2012 and 2011, there were 45,443 and 84,436 shares subject to repurchase and therefore not considered outstanding. These shares have been reflected as exercised in the summary of option activity as of December 31, 2012. As of December 31, 2012 and 2011, a liability of $0.2 million and $0.4 million, respectively, was recorded for shares subject to repurchase.

A summary of the Company’s activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data).

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Aggregate Exercise Price	Weighted-Average Remaining Contractual Life in Years	Average Intrinsic Value
Balance – December 31, 2009	181	11,308	$1.09
Options authorized	528	—	—
Options granted	(951)	951	6.28
Options exercised	—	(1,108)	0.88
Options canceled	214	(214)	2.64
Common stock repurchases	839	—	0.16

Balance – December 31, 2010	811	10,937	1.55
Options authorized	10,000	—	—
Options granted	(3,040)	3,040	14.48
Options exercised	—	(2,317)	0.53
Options canceled	267	(267)	4.23
Common stock issuance	(15)	—	—
Restricted stock unit activity	(288)	—	—

Balance – December 31, 2011	7,735	11,393	5.14
Options authorized	1,500	—	—
Options granted	—	—	—
Options exercised	—	(1,220)	1.25
Options canceled	374	(374)	11.69
Common stock repurchase	1	—	—
Restricted stock unit activity	(954)	—	—

Balance – December 31, 2012	8,656	9,799	5.38	$5.68	$29,940

Vested and exercisable – December 31, 2012		6,241	1.78	4.30	27,318

Vested and expected to vest – December 31, 2012		9,742	$5.34	$5.66	$29,936

No stock options were granted in 2012. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2011 and 2010 was $7.54 and $3.15 per share, respectively.

The total intrinsic value of stock options exercised during the year ended December 31, 2012, 2011 and 2010 was $11.2 million, $19.6 million and $5.1, respectively.

Compensation expense related to stock options for the years ended December 31, 2012, 2011 and 2010 was $3.8 million, $3.5 million and $2.5 million, respectively. As of December 31, 2012, there was approximately $19.1 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.67 years.

Performance-based Awards

In 2008, the Company issued stock options to purchase 2,566,076 shares of common stock under the 1999 Stock Plan to executives. The shares were to vest over a service period but such vesting was to be accelerated in the event of an initial public offering. The Company used a Black-Scholes model to value the awards and determined that the grant-date fair value of these awards was $1.76 per share.

On July 22, 2009, the Company approved an exchange of the outstanding stock options granted to its executives in 2008. The exchange altered and extended the vesting term of the stock options and modified the performance criteria required for the stock options to become fully vested. The new stock option grants vest over a 119-month service period, or earlier upon achievement of a revenue milestone or a change in control of the Company. The Company accounted for the change in terms as a stock option modification, which requires the unrecognized stock compensation expense associated with the previous grant to be added to the incremental compensation cost of the new grants. The incremental compensation cost is equal to the difference between the fair value of the modified stock options on the date of modification and their fair values immediately prior to modification. The total amount is then recognized over the remaining service period. The Company used a Black-Scholes model to value the awards for the purpose of calculating the incremental fair value. The total fair value of the modified stock options increased by $0.2 million due to the change in terms.

The revenue milestone was achieved on March 31, 2011, and upon achievement of the milestone, 25% of each award became vested and exercisable for each 12-month period of service beginning with the vesting commencement date. Stock-based compensation expense related to performance-based awards was $0.4 million, $0.9 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Unit Awards

Restricted stock unit activity is as follows (in thousands) as of December 31, 2012:

	Number of Shares	Weighted- Average Fair Value	Aggregate Intrinsic Value
Balance – December 31, 2010	—	$—
Granted	305	13.99
Forfeited	(17)	14.83

Balance – December 31, 2011	288	13.94	$2,559
Granted	997	10.10
Released	(66)	14.03
Forfeited	(43)	12.99

Balance – December 31, 2012	1,176	10.71	7,014

Expected to vest – December 31, 2012	950	$10.71	$5,664

Compensation expense related to restricted stock units for the years ended December 31, 2012 and December 31, 2011 was $2.2 million and $0.2 million respectively. There was no compensation expense related to restricted stock units for the years ended December 31, 2010 and 2009. As of December 31, 2012, there was approximately $11.3 million of total unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.22 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$1,644	$1,004	$523
Research and development	914	610	331
Sales and marketing	1,785	861	694
General and administrative	2,085	1,238	958

Total stock-based compensation expense	$6,428	$3,713	$2,506

Recognized tax benefit	$1,832	$1,008	$742

Stock-based compensation expense related to each type of award is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Non-performance-based stock options	$3,829	$2,605	$964
Performance-based stock options	359	864	1,542
RSUs	2,240	244	—

Total stock-based compensation expense	$6,428	$3,713	$2,506

12. INCOME TAXES

The domestic and foreign components of income before income taxes were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income before income taxes
Domestic	$12,035	$14,652	$14,375
Foreign	(1,109)	(733)	278

Total income before income taxes	$10,926	$13,919	$14,653

The Company considers the accumulated earnings and profits of its non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis that the foreign subsidiaries have both the intent and ability to indefinitely reinvest undistributed earnings. The Company has recorded $0.8 million of deferred tax liability for certain acquisition-related basis differences. The Company has not recorded a deferred tax liability of approximately $0.3 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $2.2 million of undistributed earnings and profits of foreign subsidiaries indefinitely invested outside the United States. Should the Company decide to repatriate the accumulated foreign earnings and profits, it would have to adjust the income tax provision in the period it determines that the earnings will no longer be indefinitely invested outside the United States.

The components of the benefit (provision) for income taxes for the year ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current provision:
Federal	$(1,964)	$(4,090)	$(1,637)
State	(506)	(591)	(573)
Foreign	(80)	(547)	(47)

Total current provision	(2,550)	(5,228)	(2,257)

Deferred provision:
Federal	(1,651)	(1,208)	(3,453)
State	586	(140)	(111)
Foreign	235	752	—

Total deferred provision	(830)	(596)	(3,564)

Total provision for income taxes	$(3,380)	$(5,824)	$(5,821)

The Company is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net reduction in taxes otherwise payable in excess of any amount credited to income tax benefit has been reflected as an adjustment to additional paid-in capital. The benefit arising from employee stock option activity that resulted in an adjustment to additional paid-in capital was approximately $1.9 million, $4.3 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The provision for income taxes differs from the amount which would result by applying the applicable federal and state income tax rate to income before income taxes for the years ended December 31, 2012, 2011 and 2010. The reconciliation of the provision computed at the federal statutory rate to the Company’s provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision computed at federal statutory rate	$(3,715)	$(4,732)	$(4,982)
State tax provision – net of federal benefit	80	(737)	(738)
Research and development credits	(7)	165	153
Stock-based compensation	(254)	(358)	(182)
Foreign income taxed at different rate	(219)	(31)	38
Meals and entertainment	(139)	(101)	(70)
Denmark acquisition	759	—	—
Other	115	(30)	(40)

Provision for income taxes	$(3,380)	$(5,824)	$(5,821)

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as net operating loss and tax credit carryforwards. The components of the net deferred income tax assets as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets
Tax credit carry-forwards	$2,451	$1,651
Other reserves and accruals	3,356	2,577
Net operating losses	4,232	8,188
Stock-based compensation	3,703	2,137

Total deferred tax assets	13,742	14,553
Deferred tax liability
Acquisition basis difference	(817)	(809)
Depreciation and amortization	(3,309)	(3,294)

Net deferred tax asset	$9,616	$10,450

As of December 31, 2012, the Company had federal and state net operating loss carryforwards for financial reporting purposes of approximately $9.0 million and $20.1 million, respectively. The net operating loss carryforwards for federal and state will expire beginning in 2021 and 2014, respectively, if not utilized. The Company has federal and state research tax credit carryforwards of approximately $1.9 million and $1.1 million respectively, which will expire beginning in 2012. The Company also has federal AMT tax credit and other state tax credit carryforwards of approximately $0.9 million and $0.2 million, respectively, which have no expiration date. Although the Company files U.S. federal, U.S. state and foreign tax returns, its major tax jurisdiction is the U.S.

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

Due to net operating losses and research credit carryforwards, substantially all of the Company’s tax years from 1998 through 2012, remain open to U.S. federal and state tax examinations. The Company classifies interest and penalties recognized pursuant to ASC 740 as part of income tax expense. An immaterial amount of interest and penalties related to unrecognized tax benefits has been accrued for the years ended December 31, 2012 and 2011, and no amounts were accrued for the year ended December 31, 2010. The Company anticipates its unrecognized tax benefits will increase in the next 12 months.

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

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, beginning of year	$1,575	$1,492	$1,381
Additions based on tax positions related to the current year	97	104	111
Additions for tax positions related to prior years	303	—	—
Reductions for tax positions related to prior years	—	(21)

Balance, end of year	$1,975	$1,575	$1,492

In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Unrecognized tax benefits in the amount of $1.6 million, $1.3 million and $1.3 million as of December 31, 2012, 2011 and 2010, respectively, would impact the effective rate, if recognized.

13. RETIREMENT PLANS

The Company makes contributions to employee retirement plans in a number of countries. The primary retirement plan is a 401(k) retirement and savings plan (the “401(k) Plan”) covering all U.S. employees who satisfy certain eligibility requirements. The 401(k) Plan allows each participant to contribute up to an amount not to exceed an annual statutory maximum. The Company matches the employees’ 401(k) contributions up to an annual maximum of $2,000. The Company made retirement plan contributions in the amount of $0.8 million, $0.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The assets measured at fair value on a recurring basis and the input categories associated with those assets as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$80,281	$80,281	$—	$—
U.S. Treasuries	$—	$—	$—	$—
U.S. Agencies	$—	$—	$—	$—
Liabilities:
Contingent consideration payable (2)	$1,561	$—	$—	$1,561

	As of December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$58,828	$58,828	$—	$—
U.S. Treasuries	$2,006	$—	$2,006	$—
U.S. Agencies	$19,294	$—	$19,294	$—

(1)	Included in the cash and cash equivalents on the Balance Sheet.
(2)	Included in the other long-term liabilities on the Balance Sheet. See Note 4.

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

The contingent consideration payable of $1.6 million was classified within Level 3 because the liability was valued using unobservable inputs. The inputs included the expected future cash flows of Responsys Denmark during the contingency period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Shareholder Agreement. Any change in the liability is recorded in the Company’s consolidated statement of operations until the liability is settled. Subsequent to the date of the acquisition, the fair value of the contingent consideration payable changed due to fluctuations in foreign exchange rates.

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

16. SEGMENT REPORTING

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

	Year Ended December 31,
	2012	2011	2010
Subscription
United States	$88,274	$77,168	$61,124
International	25,089	17,333	8,160
Professional services
United States	36,371	29,560	22,801
International	13,090	10,878	1,986

Total revenue	$162,824	$134,939	$94,071

No individual country other than the United States accounted for 10% or more of revenue for the years ended December 31, 2012, 2011 and 2010.

Property and equipment by geographic region were as follows (in thousands):

	As of December 31,	As of December 31,
	2012	2011
United States	$17,826	$13,853
International	600	810

Total property and equipment – net	$18,426	$14,663

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The selected quarterly financial data was as follows (in thousands):

	Three Months Ended
	Mar. 31, 2011 (2)	Jun. 30, 2011 (2)	Sep. 30, 2011 (2)	Dec. 31, 2011 (2)	Mar. 31, 2012 (1)	Jun. 30, 2012 (1)	Sep. 30, 2012 (1)	Dec. 31, 2012 (1)
				(in thousands)
Revenues	$30,142	$33,663	$33,890	$37,244	$38,054	$39,549	$40,548	$44,673
Total cost of revenue	14,763	15,933	16,435	17,534	17,365	18,654	19,366	20,014
Gross profit	15,379	17,730	17,455	19,710	20,689	20,895	21,182	24,659
Income before provision for income taxes	3,759	4,244	2,651	3,265	3,607	(258)	4,197	3,380
Net income	2,124	2,478	1,407	1,962	2,097	15	3,468	2,002
Net income attributable to common stockholders:
Basic	214	1,718	1,407	1,962	2,097	15	3,468	2,002
Diluted	305	1,774	1,407	1,962	2,097	15	3,468	2,002
Net income per share attributable to common stockholders:
Basic	$0.02	$0.05	$0.03	$0.04	$0.04	$0.00	$0.07	$0.04
Diluted	$0.02	$0.04	$0.03	$0.04	$0.04	$0.00	$0.07	$0.04

(1)	On July 1, 2012, the Company completed the acquisition of additional equity interests of Responsys Denmark giving it 95% ownership. The Company initially acquired a non-controlling ownership interest in Responsys Denmark in July 2010, which was accounted for under the equity method. See Note 4 for more information.
(2)	On January 3, 2011, the Company completed the acquisition of the remaining equity interests of Eservices. The Company initially acquired a non-controlling ownership interest in Eservices in July 2010, which was accounted for under the equity method. See Note 4 for more information.

18. SUBSEQUENT EVENT

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted in the United States. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to Dec. 31, 2013. The extension of the research credit is retroactive and includes amounts paid or incurred after Dec. 31, 2011. As a result of the retroactive extension, we expect to recognize a benefit of approximately $0.4 for qualifying amounts incurred in 2012. The benefit will be recognized in the period of enactment, which is the first quarter of 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K includes a report of management’s assessment regarding internal control over financial reporting and an attestation report of our registered public accounting firm.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears in this filing, which is included herein.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Responsys, Inc.

San Bruno, California

We have audited the internal control over financial reporting of Responsys, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 18, 2013

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate information regarding our directors, executive officers and corporate governance into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees as required by NASDAQ governance rules and as defined by applicable SEC rules. Our Code of Business Conduct and Ethics is available on the “Investors” section of our website at “http://investors.responsys.com/documents.cfm.” Stockholders may also obtain a print copy of our Code of Business Conduct and Ethics and our Corporate Governance Guidelines by writing to the Secretary of Responsys at 1100 Grundy Lane, 3rd Floor, San Bruno, California 94066. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Internal Revenue Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on the corporate governance section of our website at http://investors.responsys.com/documents.cfm.

Item 11. Executive Compensation

We incorporate information regarding executive compensation into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate information regarding security ownership of our beneficial owners, management and related stockholder matters into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders and the securities authorized for issuance under our equity compensation plans into this section by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate information regarding certain relationships, related transactions and director independence into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

We incorporate information regarding our principal accountant fees and services into this section by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

Consolidated Financial Statements

The information concerning our consolidated financial statements, and Annual Report on Form 10-K of Independent Registered Public Accounting Firm required by this Item is incorporated by reference herein to the section of this Report in Item 8, Consolidated Financial Statements and Supplementary Data.

Financial Statement Schedule

Schedule II, Valuation and Qualifying Accounts, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

	Year Ended December 31,
	2012	2011	2010
Allowance for Doubtful Accounts:
Beginning balance	$82	$174	$393
Bad debt expense (relief)	148	(79)	63
Write-offs	(72)	(13)	(282)

Ending balance	$158	$82	$174

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

Date: March 18, 2013	By:	/s/ DANIEL D. SPRINGER
Daniel D. Springer
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2013	By:	/s/ CHRISTIAN A. PAUL
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

Signature	Title	Date

/s/ DANIEL D. SPRINGER Daniel D. Springer	Chief Executive Officer and Chairperson (Principal Executive Officer)	March 18, 2013

/s/ CHRISTIAN A. PAUL Christian A. Paul	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2013

/s/ ROBERT W. FRICK Robert W. Frick	Director	March 18, 2013

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	March 18, 2013

/s/ BRUCE GOLDEN Bruce Golden	Director	March 18, 2013

/s/ GREGORY C. GRETSCH Gregory C. Gretsch	Director	March 18, 2013

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	March 18, 2013

EXHIBIT INDEX

		Incorporated by-Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1#	Share Sale & Shareholders Agreement, dated July 1, 2010, between the Registrant, Eservices Group Pty Ltd, Diversified Marketing Services Pty Ltd, Cross Brothers Nominees Pty Ltd as trustee for APSN Trust, and O’Day Nominees Pty Ltd as trustee for O’Day Trust.	S-1	333-171377	2.1	12/23/2010

2.2#	Amendment to Share Sale and Shareholders Agreement dated January 2, 2011 between the Registrant, Eservices Responsys Pty Ltd (formerly Eservices Group Pty Ltd), Diversified Marketing Services Pty Ltd, Cross Brothers Nominees Pty Ltd and O’Day Nominees Pty Ltd.	S-1	333-171377	2.2	04/04/2011

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-35125	3.1	05/23/2011

3.2	Bylaws of the Registrant.	10-Q	001-35125	3.2	05/23/2011

10.1	Form of Indemnification Agreement.	S-1	333-171377	10.1	12/23/2010

10.2*	1999 Stock Plan, as amended, and forms of stock option and stock option exercise agreement.	S-1	333-171377	10.2	12/23/2010

10.3*	2011 Equity Incentive Plan, and forms of stock option award agreement, restricted stock award agreement, stock appreciation right award agreement, restricted stock unit award agreement, performance shares award agreement and stock bonus award agreement.	S-1	333-171377	10.3	04/04/2011

10.4*	Offer Letter, dated March 23, 2004, between the Registrant and Daniel D. Springer.	S-1	333-171377	10.4	12/23/2010

10.5*	Offer Letter, dated August 16, 2006, between the Registrant and Christian A. Paul, as amended.	S-1	333-171377	10.5	12/23/2010

10.6*	Offer Letter, dated June 25, 2004, between the Registrant and Scott V. Olrich.	S-1	333-171377	10.6	12/23/2010

10.7*	Offer Letter, dated March 21, 2007, between the Registrant and Edward A. Henrich.	S-1	333-171377	10.7	02/08/2011

10.8*	Offer Letter, dated April 13, 2010, between the Registrant and Andrew Priest.	S-1	333-171377	10.8	02/08/2011

Incorporated by-Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9	Master Agreement, dated as of February 25, 2009, between the Registrant and AT&T Corp.	S-1	333-171377	10.11	12/23/2010

10.10	Office Lease, dated November 18, 2011, between the Registrant and CA-Bayhill 4-7 Limited Partnership					X

10.11*	Offer Letter, dated September 28, 2005, between the Registrant and Andrew Priest		333-171377	10.07	12/23/2010

10.12*	Responsys, Inc. Summary of Terms of Change of Control Plan	8-K	001-35125	99.01	01/11/2013

10.13*	Form of Change of Control Severance Agreement	8-K	001-35125	99.02	01/11/2013

21.1	List of subsidiaries of the Registrant.	S-1	333-171377	21.1	12/23/2010

23.1	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney. (see page 93)					X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.1	XBRL Instance Document

101.2	XBRL Taxonomy Extension Schema Document

101.3	XBRL Taxonomy Extension Calculation Linkbase Document

101.4	XBRL Taxonomy Extension Definition Linkbase Document

101.5	XBRL Taxonomy Extension Label Linkbase Document

101.6	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
#	Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). Registrant hereby undertakes to furnish copies of any of the omitted schedules upon request by the Securities and Exchange Commission.