Form 10-Q
period 2013-03-31
RESPONSYS INC
filed 2013-05-09
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, there were approximately 49,365,392 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of March 31, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$106,263	$106,656
Accounts receivable, net of allowances of $276 and $158 as of March 31, 2013 and December 31, 2012, respectively	33,508	28,065
Deferred taxes—current	5,997	5,997
Prepaid expenses and other current assets	5,405	2,803

Total current assets	151,173	143,521
Property and equipment—net	23,494	18,426
Goodwill	17,298	17,335
Intangible assets—net	2,188	2,925
Deferred taxes—noncurrent	2,744	4,100
Other assets	2,713	2,458

Total assets	$199,610	$188,765

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,082	$3,363
Accrued compensation	7,797	8,014
Other accrued liabilities	6,987	4,432
Capital lease obligations—current	901	896
Deferred revenue—current	9,301	8,072

Total current liabilities	31,068	24,777
Capital lease obligations—noncurrent	—	228
Deferred revenue—noncurrent	364	407
Contingent liability	1,513	1,561
Deferred rent	2,823	2,145
Deferred tax—noncurrent	399	482
Other long-term liabilities	758	755

Total liabilities	$36,925	$30,355

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 250,000 shares authorized as of March 31, 2013 and December 31, 2012; 49,131 and 48,956 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	168,328	165,423
Accumulated deficit	(5,696)	(7,212)
Accumulated other comprehensive income	48	194

Total stockholders’ equity	162,685	158,410

Total liabilities and stockholders’ equity	$199,610	$188,765

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income

(Unaudited; in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription	$33,552	$27,205
Professional services	14,949	10,849

Total revenue	48,501	38,054

Cost of revenue:
Subscription	9,088	7,445
Professional services	12,492	9,920

Total cost of revenue	21,580	17,365

Gross profit	26,921	20,689

Operating expenses:
Research and development	4,140	3,802
Sales and marketing	13,833	9,061
General and administrative	5,725	4,171

Total operating expenses	23,698	17,034

Operating income	3,223	3,655

Other income (expense), net:
Interest income	28	27
Interest expense	(25)	(92)
Other income (expense), net	(336)	17

Total other expense, net	(333)	(48)

Income before income taxes	2,890	3,607
Provision for income taxes	(1,374)	(1,535)
Equity in net income of unconsolidated affiliates	—	25

Net income	$1,516	$2,097

Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Shares used in computation of net income per share:
Basic	49,053	47,809

Diluted	53,456	53,218

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$1,516	$2,097

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax effect of zero	(146)	410
Unrealized short-term investment losses, net of tax effect of zero	—	(3)

Total other comprehensive income (loss)	(146)	407

Comprehensive income	$1,370	$2,504

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,516	$2,097
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	118	84
Depreciation and amortization	3,081	2,457
Stock-based compensation	2,593	1,398
Deferred taxes	1,316	602
Excess tax expense and (benefits) from stock-based compensation	36	(639)
Equity in net income of unconsolidated affiliates	—	(25)
Other	5	92
Changes in operating assets and liabilities—net of business acquired:
Accounts receivable	(5,563)	(460)
Prepaid expenses and other current assets	(2,621)	(260)
Other assets	(262)	(95)
Accounts payable	1,877	451
Accrued compensation	(173)	(1,596)
Other accrued liabilities	676	1,088
Deferred revenue	1,189	454
Other long-term liabilities	635	45

Net cash provided by operating activities	4,423	5,693

Cash flows from investing activities:
Purchases of property and equipment	(3,639)	(1,936)
Addition of capitalized software development costs	(1,063)	—
Purchase of short-term investments	—	(4,007)
Redemption of short-term investments	—	8,661
Purchase of equity interest	—	(1,772)

Net cash (used in) provided by investing activities	(4,702)	946

Cash flows from financing activities:
Proceeds from issuance of common stock	290	332
Proceeds from early-exercised stock options	—	(4)
Principal payments on capital lease obligations	(222)	(219)
Excess tax expense and (benefits) from stock-based compensation	(36)	639

Net cash provided by financing activities	32	748

Effect of foreign exchange rate changes on cash and cash equivalents	(146)	146

Net increase (decrease) in cash and cash equivalents	(393)	7,533
Cash and cash equivalents at beginning of period	106,656	73,456

Cash and cash equivalents at end of period	$106,263	$80,989

Noncash financing and investing activities:

Purchase of property and equipment on account	$2,734	$257

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14	$23

Cash paid during the period for taxes	$224	$61

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2012. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results of the interim periods. Such adjustments include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year or any future interim period.

There have been no changes in the Company’s significant accounting policies for the three months ended March 31, 2013 as compared to the significant accounting policies described in its Form 10-K for the year ended December 31, 2012.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of issued equity awards, the fair value of the additional equity purchase in Responsys Denmark A/S (“Responsys Denmark”), the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Income Taxes.

In interim periods, the Company computes its provision for income taxes by applying the estimated annual effective tax rate to income before taxes and adjusting the provision for discrete tax items recorded in the period.

Net Income Per Share.

Basic net income per common share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares of common stock used to calculate the Company’s basic net income per common share excludes those shares subject to repurchase related to stock options that were exercised prior to vesting as these shares are not deemed to be issued for accounting purposes until they vest. Diluted net income per common share is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options to purchase common stock, and common stock subject to repurchase are considered to be common stock equivalents.

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

3.	NET INCOME PER SHARE

Basic and diluted net income per share is calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income:
Numerator:
Net income, basic and diluted	$1,516	2,097

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income per share	49,053	47,809

Diluted shares:
Weighted-average shares used in computing basic net income per share	49,053	47,809
Effect of potentially dilutive securities:
Employee stock options	4,181	5,356
Restricted stock units	143	10
Repurchaseable stock options	15	43
Employee stock purchase plan	64	—
Weighted-average shares used in computing diluted net income per share	53,456	53,218

Net income per share:
Basic	$0.03	$0.04

Diluted	$0.03	$0.04

Potential shares of common stock that were excluded from the computation of net income per share as they were anti-dilutive using the treasury-stock method are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Employee stock options	3,118	2,829
Repurchaseable stock options	—	—
Restricted stock units	392	387

Total	3,510	3,216

4.	PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following (in thousands):

	As of	As of
	March 31, 2013	December 31, 2012
Computers and equipment	$36,242	$30,797
Software	9,537	9,394
Furniture and fixtures	2,705	2,614
Capitalized software	6,022	4,764
Leasehold improvements	3,964	3,496

Total property and equipment—cost	58,470	51,065
Less: accumulated depreciation	(34,976)	(32,639)

Total property and equipment—net	$23,494	$18,426

Depreciation expense was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Depreciation expense	$2,376	$1,866

Capitalized software includes internally developed software costs associated with our on-demand platform and internal use software costs associated with the Company’s project to implement a new enterprise resource planning system. The Company capitalized $1.3 million and no costs for the three months ended March 31, 2013 and 2012, respectively. Capitalized software, net of accumulated amortization, was $4.0 million as of March 31, 2013 and $3.0 million as of December 31, 2012, respectively.

Equipment financed under capital leases is included in computers and equipment as follows (in thousands):

	As of March 31, 2013	As of December 31, 2012
Capitalized value	$3,333	$3,333
Accumulated depreciation	(1,894)	(1,774)

Net	$1,439	$1,559

5.	GOODWILL

Goodwill consists of the following (in thousands):

Balance—December 31, 2012	$17,335
Additions	—
Foreign currency translation	(37)

Balance—March 31, 2013	$17,298

The functional currency of Responsys Pty Ltd, where the majority of goodwill is recorded, is the local currency. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in foreign currency translation adjustment in the condensed consolidated statements of comprehensive income.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	As of March 31, 2013			As of December 31, 2012
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Customer lists	$6,653	$(5,397)	$1,256	$6,664	$(4,802)	$1,862
Reacquired right	1,110	(277)	833	1,145	(191)	954
Trade name	232	(232)	—	232	(232)	—
Other	188	(89)	99	188	(79)	109

	$8,183	$(5,995)	$2,188	$8,229	$(5,304)	$2,925

The estimated future amortization expense related to intangible assets as of March 31, 2013, is as follows (in thousands):

Amortization
2013—remaining	$1,057
2014	738
2015	376
2016	17
2017	—
Thereafter	—

Total amortization	$2,188

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Amortization expense	$690	$591

7.	EQUITY INVESTMENTS

The Company’s equity investments consist of an investment in PM Comunicação LTDA (“Pmweb”), which is accounted for using the cost method and is further described below. Pmweb is a customer relationship management and digital marketing company in Brazil. The carrying value of this investment is included in other assets on the condensed consolidated balance sheets and is $1.8 million as of March 31, 2013 and December 31, 2012. In March 2012, the Company entered into an agreement with the quotaholders of Pmweb under which the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. In connection with the purchase of the quotas, the Company also made a direct investment in Pmweb of $70,000.

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

8.	COMMITMENTS AND CONTINGENCIES

Lease and Other Commitments.

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates. During the three months ended March 31, 2013, the Company entered into new lease agreements for additional office space in Chicago, Illinois and San Francisco, California. The Chicago lease has a 7-year term and was signed in February, 2013 and commences in May, 2013. The San Francisco lease includes a four-year term that commenced in March, 2013. Total minimum future payments under these agreements as of March 31, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases	Other
2013—remaining	$3,796	$692	$3,520
2014	5,293	230	4,111
2015	5,021	—	3,627
2016	4,649	—	599
2017	3,114	—	—
Thereafter	2,781	—	—

Total minimum lease payments	$24,654	$922	$11,857

Less: amount representing interest		(21)

Present value of minimum lease payments		901
Less: current portion of capital lease obligations		(901)

Capital lease obligations—noncurrent		$—

Legal Proceedings.

From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business, and may be subject to third-party infringement claims. Even claims that lack merit could result in significant legal expenses and diversion of management resources. In August 2012, Rpost Holdings, Inc. and related entities (collectively, “Rpost”) filed suit against the Company in the United States District Court for the Eastern District of Texas alleging infringement of various patents by the Company’s email marketing services. The Company has since settled the matter for an immaterial amount.

Indemnification.

From time to time, and in the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, vendors, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made by the Company under these obligations have not been material.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following (in thousands):

	As of March 31, 2013	As of December 31, 2012
Accumulated foreign currency translation adjustments	$48	$196
Unrealized investment loss	—	(2)

Total accumulated other comprehensive income	$48	$194

10.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective in April 2011, and the 1999 Stock Plan (the “1999 Plan”). The Company currently grants awards only under the 2011 Plan. Outstanding options granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan and stock option agreements, until they are exercised, terminate or expire pursuant to their terms. In accordance with the provisions of the 2011 Plan, the board of directors authorized a 2.0 million share increase in the number of shares reserved under the 2011 Plan in January 2013.

In April 2012, the Company adopted the 2012 Employee Stock Purchase Plan (“Purchase Plan”). As of March 31, 2013, the Company had reserved a total of 1.5 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 15% of the employee’s compensation to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or on the purchase date, as defined in the Purchase Plan. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Options granted under the 1999 Plan are immediately exercisable. The 1999 Plan provides that unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. Unvested shares that are subject to repurchase are not considered outstanding for accounting purposes. However, such shares are reflected as exercised in the summary of option activity as of March 31, 2013. Information regarding shares subject to repurchase is as follows (in thousands):

	As of March 31, 2013	As of December 31, 2012
Shares subject to repurchase	36,458	45,443
Liability recorded	$163	$201

A summary of the activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance—December 31, 2012	8,656	9,799	5.38	$5.68	$29,940
Options authorized	2,000	—
Options exercised	—	(125)	2.31
Options canceled	19	(19)	7.62
Restricted stock unit activity	(1,482)	—

Balance—March 31, 2013	9,193	9,655

Vested and exercisable—March 31, 2013		7,075	2.76	4.48	46,464

Vested and expected to vest—March 31, 2013		9,622	$5.39	$5.42	$48,873

There were no stock options granted during the three months ended March 31, 2013 and 2012. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $0.7 million and $3.6 million, respectively.

As of March 31, 2013, there was approximately $18.0 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.5 years.

Restricted stock unit activity is as follows (in thousands):

		Weighted-Average	Aggregate
	Number of Shares	Fair Value	Intrinsic Value
Balance—December 31, 2012	1,176	$10.71	7,014
Granted	1,512	6.84
Released	(41)	11.60
Forfeited	(30)	10.13

Balance—March 31, 2013	2,617

Expected to be released—March 31, 2013	2,390	$8.35	$21,149

As of March 31, 2013, there was approximately $20.0 million of total unrecognized compensation related to restricted stock units (“RSUs”), which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.9 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$677	$354
Research and development	214	238
Sales and marketing	848	362
General and administrative	854	444

Total stock-based compensation expense	$2,593	$1,398

Stock-based compensation expense related to each type of award is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Non-performance-based stock options	$849	$1,032
Performance-based stock options	55	132
ESPP	149	—
RSUs	1,114	234
Performance-based RSUs	426	—

Total stock-based compensation expense	$2,593	$1,398

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

11.	INCOME TAXES

The provision for income taxes is as follows (dollars in thousands):

	As of March 31
	2013	2012
Provision for income taxes	$(1,374)	$(1,535)
Effective tax rate	47.5%	42.6%

The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months ended March 31, 2013 and 2012 differed from the Company’s recorded income tax provision primarily due to various income tax credits and permanent differences related to non-deductible stock-based compensation expenses, and the reinstatement of the 2012 federal research credit under the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and the benefit of which was recorded by the Company as a discrete item in the current quarter. During the quarter ended March 31, 2013, our effective tax rate was reduced to 47.5% due to the aforementioned discrete item and as such, the Company’s effective tax rate for the three months ended March 31, 2013 is not necessarily indicative of the effective tax rate that may be expected for the year ending December 31, 2013. In addition, individual items reported as adjustments to the annual effective tax rate are not substantially different from pre-tax income. As such, relatively small changes in our forecasted profitability for fiscal 2013 can have a significant effect on our projected annual effective tax rate since individual permanent adjustments will have a greater impact as a percentage of pre-tax income.

Topic 740—Income Taxes prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $2.0 million as of March 31, 2013 and December 31, 2012, respectively. No significant interest or penalties have been recorded to date.

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

The assets measured at fair value on a recurring basis and the input categories associated with those assets are as follows (in thousands):

	As of March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money market funds (1)	$91,299	$91,299	$—	$—
Liabilities:
Contingent consideration payable (2)	$1,513	$—	$—	$1,513

	As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Money market funds (1)	$80,281	$80,281	$—	$—
Liabilities:
Contingent consideration payable (2)	$1,561	$—	$—	$1,561

(1)	Included in Cash and cash equivalents on the Balance Sheet.
(2)	Included in Other long-term liabilities on the Balance Sheet.

The contingent consideration payable of $1.5 million is classified within Level 3 because the liability is valued using unobservable inputs. The inputs include the expected future cash flows of Responsys Denmark during the contingency period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Shareholders’ Agreement. Any changes in the liability are recorded in our statement of operations until the liability is settled. Subsequent to the date of the acquisition, the fair value of the contingent consideration payable has only changed as the result of foreign currency fluctuations, as the amount is payable in Danish krone.

13.	SEGMENT INFORMATION

The Company is organized and operates in one reportable industry segment.

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Subscription
United States	$26,474	$22,070
International	7,078	5,135
Professional services
United States	11,495	7,918
International	3,454	2,931

Total revenue	$48,501	$38,054

No individual country other than the United States accounts for 10% or more of total revenue. No individual customer accounted for 10% or more of total revenue or accounts receivable.

Property and equipment by geographic region were as follows (in thousands):

	As of March 31,	As of December 31,
	2013	2012
United States	$22,970	$17,826
International	524	600

Total property and equipment - net	$23,494	$18,426

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2012 included in our Form 10-K for the year ended December 31, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We derive revenue from subscriptions to our on-demand software including the associated messaging service and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 69.2% and 71.5% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. Subscription revenue is driven primarily by demand from existing customers, which includes their contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other interactive channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social, the web and display channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees associated with our on-demand software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our on-demand software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across interactive channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 21.7% and 21.2% for the three months ended March 31, 2013 and 2012, respectively.

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

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and through the three months ended March 31, 2013.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 415 and 346 customers as of March 31, 2013 and 2012, respectively.

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

There have been no changes in the accounting policies for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended March 31, 2013 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements

Accounting Standards Adopted During 2012.

See Note 2, “Summary of Significant Accounting Policies—Accounting Standards Adopted During 2012,” of Notes to Condensed Consolidated Financial Statements for a discussion of the effect of new accounting pronouncements.

Results of Operations

The following tables set forth selected consolidated statements of income data for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenue:
Subscription	$33,552	$27,205
Professional services	14,949	10,849

Total revenue	48,501	38,054

Cost of revenue: (1)
Subscription	9,088	7,445
Professional services	12,492	9,920

Total cost of revenue	21,580	17,365

Gross profit	26,921	20,689

Operating expenses:
Research and development (1)	4,140	3,802
Sales and marketing (1)	13,833	9,061
General and administrative (1)	5,725	4,171

Total operating expenses	23,698	17,034

Operating income	3,223	3,655
Other expense, net	(333)	(48)

Income before income taxes	2,890	3,607
Provision for income taxes	(1,374)	(1,535)
Equity in net income of unconsolidated affiliates	—	25

Net income	$1,516	$2,097

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$677	$354
Research and development	214	238
Sales and marketing	848	362
General and administrative	854	444

Total costs and expenses	$2,593	$1,398

The following tables set forth selected consolidated statements of income data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2013	2012
Revenue:
Subscription	69.2%	71.5%
Professional services	30.8	28.5

Total revenue	100.0	100.0

Cost of revenue:
Subscription	18.7	19.6
Professional services	25.8	26.1

Total cost of revenue	44.5	45.7

Gross profit	55.5	54.3

Operating expenses:
Research and development	8.5	10.0
Sales and marketing	28.5	23.8
General and administrative	11.8	11.0

Total operating expenses	48.8	44.8

Operating income	6.7	9.5
Other expense, net	(0.7)	(0.1)

Income before income taxes	6.0	9.4
Provision for income taxes	(2.8)	(4.0)
Equity in net income of unconsolidated affiliates	—	0.1

Net income	3.2%	5.5%

Comparison of Three Months Ended March 31, 2013 and 2012

Revenue.

	Three Months Ended March 31,
	2013	2012	Change in
			$	%
	(dollars in thousands)
Subscription revenue	$33,552	$27,205	$6,347	23.3%
Percentage of total revenue	69.2%	71.5%
Professional services revenue	$14,949	$10,849	$4,100	37.8%
Percentage of total revenue	30.8%	28.5%

Subscription Revenue.

We derive our subscription revenue from subscriptions to our on-demand software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Our contracts provide our customers with access to our on-demand software which allows them to send up to a committed number of messages during each month or quarter over the contract term. If customers exceed the specified messaging volume, per-message fees are billed for the excess volume, generally at rates equal to the contracted minimum per-message fee. If customers send less than the specified number of messages, no rollover credit or refunds are given.

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

Subscription revenue for the three months ended March 31, 2013 increased by $6.3 million, or 23.3%, over the three months ended March 31, 2012. The increase was primarily due to an increase in contractually committed messaging of $5.0 million from new customers partially offset by a decrease of $0.8 million from existing customers. In addition, revenue from messages sent above contracted levels increased from $6.9 million for the three months ended March 31, 2012, to $9.0 million for the three months ended March 31, 2013. Messages sent above contracted levels accounted for 27.0% and 25.2% of subscription revenue for the three months ended March 31, 2013 and 2012, respectively.

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

Professional services revenue for the three months ended March 31, 2013 increased by $4.1 million, or 37.8% over the three months ended March 31, 2012. The increase was primarily due to an increase of $0.6 million from existing customers and $3.5 million from new customers.

Cost of Revenue.

	Three Months Ended March 31,
	2013	2012	Change in
			$	%
	(dollars in thousands)
Cost of subscription revenue	$9,088	$7,445	$1,643	22.1%
Percentage of subscription revenue	27.1%	27.4%
Gross margin	72.9%	72.6%
Cost of professional services revenue	$12,492	$9,920	$2,572	25.9%
Percentage of professional services revenue	83.6%	91.4%
Gross margin	16.4%	8.6%

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

Cost of subscription revenue for the three months ended March 31, 2013 increased by $1.6 million over the three months ended March 31, 2012. The increase in costs was primarily due to an increase of $0.6 million of hardware and software costs, $0.3 million of increased service costs to support higher levels of revenue, $0.2 million for data center equipment and network infrastructure to support the operation of our on-demand software, and $0.1 million of stock-based compensation expense.

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

Cost of professional services revenue for the three months ended March 31, 2013 increased by $2.6 million over the three months ended March 31, 2012. The increase in costs was primarily due to the addition of new employees of $1.2 million, $0.4 million of increased consulting expense, $0.2 million increase in facilities expenses and $0.2 million increase in stock-based compensation expense.

Operating Expenses.

Research and Development.

	Three Months Ended March 31,
	2013	2012	Change in
			$	%
	(dollars in thousands)
Research and development	$4,140	$3,802	$338	8.9%
Percentage of total revenue	8.5%	10.0%

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

Research and development expenses for the three months ended March 31, 2013 increased by $0.3 million over the three months ended March 31, 2012. The increase was primarily due to $0.7 million in personnel expenses related to the addition of new employees and $0.2 million for increased equipment and facilities expense, offset by $0.5 million related to research and development expense capitalized for internal use software and a decrease of $0.2 million in consulting expense.

Sales and Marketing.

	Three Months Ended March 31,
			Change in
	2013	2012	$	%
	(dollars in thousands)
Sales and marketing	$13,833	$9,061	$4,772	52.7%
Percentage of total revenue	28.5%	23.8%

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

Sales and marketing expenses for the three months ended March 31, 2013 increased by $4.8 million over the three months ended March 31, 2012. The increase was primarily due to $2.3 million in personnel expenses related to the addition of new employees, $1.0 million in commission expense, $0.5 million in stock–based compensation expense, $0.2 million training expense and $0.2 million in advertising expense.

General and Administrative.

	Three Months Ended March 31,
			Change in
	2013	2012	$	%
	(dollars in thousands)
General and administrative	$5,725	$4,171	$1,554	37.3%
Percentage of total revenue	11.8%	11.0%

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

General and administrative expenses for the three months ended March 31, 2013 increased by $1.6 million over the three months ended March 31, 2012. The increase was primarily due to $0.9 million in personnel expenses related to the addition of new employees, $0.5 million in legal and accounting fees, and $0.4 million increase in stock-based compensation expense, partially offset by a $0.2 million decrease in consulting expense.

Total Other Expense, Net.

	Three Months Ended March 31,
			Change in
	2013	2012	$	%
	(dollars in thousands)
Other expense, net	$(333)	$(48)	$(285)	593.8%

Other expense primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is primarily associated with our outstanding capital leases. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency.

Other expense, net for the three months ended March 31, 2013 increased over the three months ended March 31, 2012. The change in total other expense, net was primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes.

	Three Months Ended March 31,
			Change in
	2013	2012	$	%
	(dollars in thousands)
Provision for income taxes	$(1,374)	$(1,535)	$161	(10.5)%
Effective tax rate	47.5%	42.6%

The provision for income taxes for the three months ended March 31, 2013 decreased over the three months ended March 31, 2012. The income tax provision for the three months ended March 31, 2013 differed from that for the three months ended March 31, 2012 primarily due to various income tax credits and permanent differences related to non-deductible stock-based compensation expenses, and the reinstatement of the 2012 federal research credit under the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and the benefit of which was recorded by the Company as a discrete item in the current quarter. The effective tax rate was 47.5% and 42.6% for the three months ended March 31, 2013 and 2012, respectively.

Equity in Net Income of Unconsolidated Affiliate.

	Three Months Ended March 31,
			Change in
	2013	2012	$	%
	(dollars in thousands)
Equity in net income of unconsolidated affiliate	$—	$25	$(25)	(100.0)%

Equity in net income of unconsolidated affiliate represents our proportionate share of operating results from our non-controlling equity investment in Responsys Denmark prior to the date of acquisition.

Liquidity.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$4,423	$5,693
Net cash provided by (used in) investing activities	(4,702)	946
Net cash provided by financing activities	32	748
Effect of foreign exchange rate changes on cash and cash equivalents	(146)	146

Net increase (decrease) in cash and cash equivalents	$(393)	$7,533

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. As of March 31, 2013, we had $106.3 million of cash and cash equivalents and $120.1 million of working capital.

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

For the three months ended March 31, 2013, net cash provided by operating activities was primarily the result of $1.5 million of net income, increased by non-cash items such as depreciation and amortization of $3.1 million, stock-based compensation of $2.6 million, and $1.3 million of deferred taxes. Combined changes in operating assets and liabilities decreased $4.2 million in cash. Sources of cash totaled $4.4 million and were primarily related to increases in accounts payable of $1.9 million and deferred revenue of $1.2 million. Uses of cash totaled $8.6 million and were primarily related to a $5.6 million increase in accounts receivable attributable to the growth in revenue and $1.1 million in prepaid expense related to our annual trade show.

Net Cash Provided by (Used in) Investing Activities.

For the three months ended March 31, 2013, cash used in investing activities consisted of $3.6 million for purchases of property and equipment and $1.1 million of internal use capitalized software related to internally developed software associated with our on-demand platform and internal-use software associated with our enterprise resource planning project. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our on-demand software and computer equipment for our increasing employee headcount.

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2013, cash provided by financing activities consisted of $0.3 million in proceeds from the issuance of our common stock in connection with stock option exercises. Cash used in financing activities consisted of $0.2 million in payments in connection with our capital lease obligations.

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

Commitments.

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data center. During the three months ended March 31, 2013, we entered into new lease agreements for additional office in Chicago and San Francisco. The following summaries our commitments as of March 31, 2013:

		Payment Due by Period
		Less than	1-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$24,654	$5,155	$10,239	$7,231	$2,029
Capital lease obligations	922	922	—	—	—
Other	11,857	4,827	7,030	—	—

Total contractual obligations	$37,433	$10,904	$17,269	$7,231	$2,029

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

Foreign Currency Exchange Risk.

Our expenses are incurred primarily in the United States, Australia, the United Kingdom, Denmark and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of March 31, 2013 would be a loss of approximately $0.5 million. As of March 31, 2013, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested primarily in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investments are in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of March 31, 2013 would not have a material impact on the fair value of our cash equivalents and short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth in Note 8, “Commitments and Contingencies—Legal Proceedings” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

Although we have been profitable for several years, we expect to make significant future investments to develop and expand our business which may reduce profitability and related gross margin compared to prior periods. As a result of these expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We may also incur significant losses in the future for any number of reasons, including risks described elsewhere in this report. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

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

We have generally experienced higher levels of revenue and gross profit during the fourth quarter, primarily due to our customers’ increased marketing activity during the holiday shopping season, as compared to the preceding and subsequent quarters. Since the majority of our expenses are personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period, except for the period in which our annual Interact user conference occurs. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future revenue activity or performance.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in bookings may not be immediately reflected in our operating results.

We recognize subscription revenue over the term of our customer agreements, which typically range from one to three years. As a result, most of our quarterly subscription revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our on-demand software and related services in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect subscription revenue in future quarters. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Accordingly, the effect of significant downturns in sales of subscriptions to our on-demand software and related services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

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

Our future growth could be constrained if mobile, social, the web and display do not become significant relationship marketing channels or if existing customers do not want to migrate to the latest version of our on-demand software.

The growth of our business depends in part on the acceptance and growth of mobile, social, the web and display as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social, the web and display is just emerging. We released our mobile and social offerings on our newer on-demand software platform in April 2010 and we released our display offering in October 2011. Even if mobile, social, the web and display become widely adopted relationship marketing channels, we cannot assure you that our mobile and social offerings will gain traction with current or new customers. A substantial minority of our current customers are on the older version of our on-demand software and would be required to migrate to the latest version of our on-demand software in order to execute fully integrated campaigns across mobile, social, the web and display channels. These customers may not want to spend the time and resources necessary to complete this migration.

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

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from customers in the retail and consumer industry for the quarter ended March 31, 2013. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or interactive marketing. Customers in these industries may delay or cancel information technology or interactive marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Our 20 largest customers accounted for approximately 34% of our total revenue for the three months ended March 31, 2013 and 2012. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline.

Prolonged economic uncertainties or downturns could materially harm our business.

General worldwide economic conditions are volatile and have experienced significant instability. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities. Uncertainties experienced by our customers could cause them to slow or discontinue spending on our on-demand software and professional services, and could also delay and lengthen sales cycles with prospective customers. Furthermore, challenging economic times may affect our customers’ ability to gain timely access to sufficient credit, which could impair their ability to pay us in a timely manner. If that occurred, we may cease recognizing revenue from certain customers and/or increase our allowance for doubtful accounts, and our financial results would be harmed.

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

We expect that these third parties will not have an exclusive relationship with us. These third parties may offer customers interactive marketing solutions from several different companies, including solutions that compete with ours. As a result, we cannot be certain they will prioritize or provide adequate resources for selling our solution. In addition, establishing and retaining qualified third parties, as well as training them in our on-demand software and services, require significant time and resources. If we are unable to maintain successful relationships with any of these third parties, our business could be harmed.

We rely on third-party hardware, software and infrastructure that could cause errors or failures that could disrupt or halt our service, and may be difficult to replace.

We rely on hardware, software and infrastructure that are purchased, leased or licensed from third parties in order to offer our on-demand software and related services. For example, we rely on third-party providers to support and provide our mobile and display messaging offerings. This hardware, software and infrastructure may not be available on commercially reasonable terms in the future, or at all. If we lose the right to use any of this hardware, software or infrastructure, it could result in delays in the provisioning of affected components of our on-demand software until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Furthermore, any errors or defects in third-party hardware, software or infrastructure could result in errors or a failure of our service, which could harm our business.

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

We currently serve our customers from third-party data center hosting facilities located in Northern California. We also rely on bandwidth providers, ISPs and mobile networks to deliver messages to the customers of our customers. Any damage to, or failure of, our hardware and software or, the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. In addition, any failure at our data centers could result in interruptions in the availability of our on-demand software, impair the functionality of our on-demand software or impede our ability to deliver our services. The inability of our data centers to meet our capacity needs could also affect the ability for us to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Interruptions in the availability of, or impaired functionality of, our on-demand software may reduce our revenue, cause us to issue credits, make refunds or pay penalties, harm our reputation, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Despite precautions taken at our data centers and redundancy in our infrastructure, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the facilities without adequate notice, or other unanticipated outages or problems at these facilities could result in lengthy interruptions in the availability of our on-demand software. Even with current and planned disaster recovery arrangements, our business could be harmed. For example, during the fourth quarter of 2012, we experienced hardware failures which resulted in an interruption of service, or outage, and our customers were not able to access our on-demand software platform or send marketing messages to their customers for a period of time. As a result of this outage, our revenues were negatively impacted by approximately $2 million in the fourth quarter of 2012.

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

The software applications underlying our on-demand software are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our on-demand software, whether in connection with the day-to-day operation, upgrades or otherwise, could damage our customers’ businesses and harm our reputation. If we have any errors, defects, disruptions in service or other performance problems with our on-demand software, customers could elect to allow their contract to lapse, delay or withhold payment to us, or make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in the length of collection cycles for accounts receivable or costly litigation. These errors, defects or disruptions of service could also cause us to lose future sales opportunities with prospective customers

The costs incurred to correct any material defects or errors in our on-demand software may be substantial and could adversely affect our operating results. After the regular releases of our on-demand software, our internal team and our customers may identify defects or errors from time to time. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect to allow their contracts to lapse, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

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

State and local tax jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales, consumption and use taxes to our subscription services in various jurisdictions is unclear. We have recorded sales and use tax liabilities of $0.5 million as of March 31, 2013. It is possible that sales, consumption and use tax audits of our processes and accruals could result in tax liabilities in excess of our estimates. We could also be subject to audits by states and international jurisdictions where we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales, use or other taxes for on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities, on prior and/or future sales, as well as penalties and interest, which could discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

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

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 308 as of December 31, 2009 to 894 as of March 31, 2013. In January 2011 and July 2012, we completed the acquisition of Eservices in Australia and Responsys Denmark, respectively, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific and Nordic regions. We also have an equity investment in an entity with operations in Brazil. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 41% of our outstanding common stock as of March 31, 2013. As a result, these stockholders, acting together, would have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Date: May 9, 2012	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)