Form 10-Q/A
period 2013-03-31
RESPONSYS INC
filed 2013-05-10
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 2013

Commission File Number 001-35125

Responsys, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0476820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Grundy Lane, 3rd Floor San Bruno, California	94066
(Address of principal executive offices)	(Zip Code)

(650) 745-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, there were approximately 49,365,392 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 as originally filed with the Securities and Exchange Commission on May 9, 2013 (the “Original Form 10-Q”): (i) reference to XBRL Taxonomy Extension Definition Linkbase Document in Item 6: Exhibits, (ii) updated date on the signature page, and (iii) updated certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.01 and 31.02. No other changes have been made to the Form 10-Q, as originally filed on May 9, 2013.

PART II – OTHER INFORMATION

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

Date: May 9, 2013	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2013	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)