Form 10-Q
period 2013-06-30
RESPONSYS INC
filed 2013-08-09
CIK 1084817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were approximately 50,348,416 shares of the registrant’s common stock outstanding.

RESPONSYS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RESPONSYS, INC.

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except per share data)

	As of June 30,	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$106,555	$106,656
Accounts receivable, net of allowances of $389 and $158 as of June 30, 2013 and December 31, 2012, respectively	29,743	28,065
Deferred taxes – current	5,997	5,997
Prepaid expenses and other current assets	4,667	2,803

Total current assets	146,962	143,521
Property and equipment – net	24,366	18,426
Goodwill	15,737	17,335
Intangible assets – net	1,968	2,925
Deferred taxes – noncurrent	5,531	4,100
Other assets	4,251	2,458

Total assets	$198,815	$188,765

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,244	$3,363
Accrued compensation	9,756	8,014
Other accrued liabilities	4,108	4,432
Capital lease obligations - current	677	896
Deferred revenue - current	8,246	8,072

Total current liabilities	27,031	24,777
Capital lease obligations – noncurrent	—	228
Deferred revenue - noncurrent	410	407
Contingent liability	1,537	1,561
Deferred rent	3,189	2,145
Deferred tax - noncurrent	361	482
Other long-term liabilities	895	755

Total liabilities	$33,423	$30,355

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 250,000 shares authorized as of June 30, 2013 and December 31, 2012; 49,851 and 48,956 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5	5
Additional paid-in capital	174,627	165,423
Accumulated deficit	(7,310)	(7,212)
Accumulated other comprehensive income (loss)	(1,930)	194

Total stockholders’ equity	165,392	158,410

Total liabilities and stockholders’ equity	$198,815	$188,765

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Income (Loss)

(Unaudited; in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscription	$34,303	$27,458	$67,855	$54,663
Professional services	15,165	12,091	30,114	22,940

Total revenue	49,468	39,549	97,969	77,603

Cost of revenue:
Subscription	9,514	8,031	18,602	15,476
Professional services	13,618	10,623	26,110	20,543

Total cost of revenue	23,132	18,654	44,712	36,019

Gross profit	26,336	20,895	53,257	41,584

Operating expenses:
Research and development	4,837	3,937	8,977	7,739
Sales and marketing	18,662	12,571	32,495	21,632
General and administrative	6,192	4,428	11,917	8,599

Total operating expenses	29,691	20,936	53,389	37,970

Operating income (loss)	(3,355)	(41)	(132)	3,614

Other income (expense), net:
Interest income	23	22	51	49
Interest expense	(32)	(89)	(57)	(181)
Other expense, net	(84)	(150)	(420)	(133)

Total other expense, net	(93)	(217)	(426)	(265)

Income (loss) before income taxes	(3,448)	(258)	(558)	3,349
Benefit (provision) for income taxes	1,834	262	460	(1,273)
Equity in net income of unconsolidated affiliates	—	11	—	36

Net income (loss)	$(1,614)	$15	$(98)	$2,112

Net income (loss) per share:
Basic	$(0.03)	$0.00	$(0.00)	$0.04

Diluted	$(0.03)	$0.00	$(0.00)	$0.04

Shares used in computation of net income (loss) per share:
Basic	49,473	48,193	49,264	48,001

Diluted	49,473	53,359	49,264	53,437

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,614)	$15	$(98)	$2,112

Other comprehensive loss:
Foreign currency translation adjustment, net of tax effect of zero	(1,978)	(417)	(2,124)	(7)
Unrealized short-term investment losses, net of tax effect of zero	—	(1)	—	(4)

Total other comprehensive loss	(1,978)	(418)	(2,124)	(11)

Comprehensive income (loss)	$(3,592)	$(403)	$(2,222)	$2,101

See notes to condensed consolidated financial statements.

RESPONSYS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(98)	$2,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debts	231	65
Depreciation and amortization	6,370	4,986
Stock-based compensation	5,999	2,829
Deferred taxes	(1,563)	(329)
Tax benefit from stock-based compensation	1,062	—
Excess tax benefits from stock-based compensation	17	(1,326)
Equity in net income of unconsolidated affiliates	—	(36)
Other	5	163
Changes in operating assets and liabilities - net of business acquired:
Accounts receivable	(2,291)	(3,000)
Prepaid expenses and other current assets	(1,906)	(2,599)
Other assets	(314)	100
Accounts payable	338	2,494
Accrued compensation	1,891	(753)
Other accrued liabilities	31	3,080
Deferred revenue	250	(116)
Other long-term liabilities	1,178	2,331

Net cash provided by operating activities	11,200	10,001

Cash flows from investing activities:
Purchases of property and equipment	(8,515)	(4,543)
Addition of capitalized software development costs	(2,083)	—
Purchase of patent-related rights	(600)	—
Purchase of short-term investments	—	(4,007)
Redemption of short-term investments	—	22,477
Purchase of equity interest	(1,500)	(1,772)

Net cash (used in) provided by investing activities	(12,698)	12,155

Cash flows from financing activities:
Proceeds from issuance of common stock	2,108	891
Proceeds from early-exercised stock options	—	2
Principal payments on capital lease obligations	(447)	(439)
Excess tax benefits from stock-based compensation	(17)	1,326

Net cash provided by financing activities	1,644	1,780

Effect of foreign exchange rate changes on cash and cash equivalents	(247)	45

Net increase (decrease) in cash and cash equivalents	(101)	23,981
Cash and cash equivalents at beginning of period	106,656	73,456

Cash and cash equivalents at end of period	$106,555	$97,437

Noncash financing and investing activities:
Purchase of property and equipment on account	$868	$3,289

Unpaid costs related to acquisition	$1,537	$—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$27	$46

Cash paid during the period for taxes	$649	$196

See notes to condensed consolidated financial statements.

Responsys, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Responsys, Inc. (the “Company”) offers a solution comprised of its cloud-based software and professional services. The Company’s core offering, the Responsys Interact Marketing Cloud, provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the key digital channels of email, mobile, social, display and the web. The Company is headquartered in San Bruno, California and has offices across North America, Europe and Asia Pacific.

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

There have been no changes in the Company’s significant accounting policies for the six months ended June 30, 2013 as compared to the significant accounting policies described in its Form 10-K for the year ended December 31, 2012.

Principles of Consolidation.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates and assumptions relate to management’s determination of the estimated selling prices of subscriptions and professional services, the fair values of issued equity awards, the fair value of the contingent liability for the additional equity purchased in Responsys Nordic A/S (formerly known as Responsys Denmark A/S and herein after referred to as “Responsys Nordic”), the valuation of intangible assets acquired in business combinations and the valuation allowance on deferred tax assets. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. An entity may first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the fair value is less than the carrying value, it is necessary to perform the quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. The Company adopted ASU 2012-02 in fiscal 2012 and did not have a material effect on the condensed consolidated financial statements.

3.     NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share is calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss):
Numerator:
Net income (loss), basic and diluted	$(1,614)	15	$(98)	$2,112

Denominator:
Basic shares:
Weighted-average shares used in computing basic net income (loss) per share	49,473	48,193	49,264	48,001

Diluted shares:
Weighted-average shares used in computing basic net income (loss) per share	49,473	48,193	49,264	48,001
Effect of potentially dilutive securities:
Employee stock options		5,085		5,375
Restricted stock units		44		21
Repurchaseable stock options		37		40
Employee stock purchase plan		—		—
Weighted-average shares used in computing diluted net income (loss) per share	49,473	53,359	49,264	53,437

Net income (loss) per share:
Basic	$(0.03)	$0.00	$(0.00)	$0.04

Diluted	$(0.03)	$0.00	$(0.00)	$0.04

Potential shares of common stock that were excluded from the computation of net income (loss) per share as they were anti-dilutive using the treasury-stock method are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Employee stock options	2,658	2,755	2,950	2,766
Restricted stock units	119	—	204	—

Total	2,777	2,755	3,154	2,766

4.     PROPERTY AND EQUIPMENT—NET

Property and equipment consists of the following (in thousands):

	As of	As of
	June 30, 2013	December 31, 2012
Computers and equipment	$36,585	$30,797
Software	9,677	9,394
Furniture and fixtures	3,045	2,614
Capitalized software	7,027	4,764
Leasehold improvements	5,472	3,496

Total property and equipment - cost	61,806	51,065
Less: accumulated depreciation	(37,440)	(32,639)

Total property and equipment - net	$24,366	$18,426

Depreciation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation expense	$2,608	$1,960	$4,984	$3,826

Capitalized software includes internally developed software costs associated with our cloud-based platform and internal use software costs associated with the Company’s project to implement a new enterprise resource planning system. The Company capitalized $1.0 million and $2.3 million for the three and six months ended June 30, 2013. The Company did not capitalize any costs for the three and six months ended June 30, 2012. Capitalized internally developed software amortization expense totaled $0.2 million for the three months ended June 30, 2013 and 2012. Capitalized internally developed software amortization expense totaled $0.4 million and $0.3 million for the six months ended June 30, 2013 and 2012. Capitalized software, net of accumulated amortization, was $4.8 million as of June 30, 2013 and $3.0 million as of December 31, 2012, respectively.

Equipment financed under capital leases is included in computers and equipment as follows (in thousands):

	As of June 30, 2013	As of December 31, 2012
Capitalized value	$3,333	$3,333
Accumulated depreciation	(2,014)	(1,774)

Net	$1,319	$1,559

5.     GOODWILL

Goodwill consists of the following (in thousands):

Balance—December 31, 2012	$17,335
Additions	—
Foreign currency translation	(1,598)

Balance—June 30, 2013	$15,737

The functional currency of Responsys Pty Ltd, where the majority of goodwill is recorded, is the local Australian dollar. Accordingly, the goodwill denominated in foreign currency is translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in foreign currency translation adjustment in the condensed consolidated statements of comprehensive income.

6.     INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	As of June 30, 2013			As of December 31, 2012
	Gross Value	Accumulated Amortization	Net	Gross Value	Accumulated Amortization	Net
Customer lists	$6,054	$(5,371)	$683	$6,664	$(4,802)	$1,862
Reacquired right	1,127	(376)	751	1,145	(191)	954
Patent-related rights	600	(156)	444	—	—	—
Trade name	222	(222)	—	232	(232)	—
Other	184	(94)	90	188	(79)	109

	$8,187	$(6,219)	$1,968	$8,229	$(5,304)	$2,925

The functional currency of Responsys Pty Ltd, where the majority of the intangibles are recorded, is the local Australian dollar. Accordingly, the intangibles denominated in foreign currency are translated into U.S. dollars using the exchange rate in effect at period end. Adjustments are included in foreign currency translation adjustment in the condensed consolidated statements of comprehensive income.

The estimated future amortization expense related to intangible assets as of June 30, 2013, is as follows (in thousands):

Amortization
2013 - remaining	$410
2014	814
2015	447
2016	83
2017	66
Thereafter	148

Total amortization	$1,968

Amortization expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization expense	$682	$569	$1,371	$1,160

7.     EQUITY INVESTMENTS

The Company’s equity investments consist of an investment in PossibleNOW, Inc. (“PossibleNOW”) and an investment in PM Comunicação LTDA (“Pmweb”), both of which are accounted for using the cost method and are further described below. The investments are engaged in the relationship marketing business. The carrying values of these investments are included in other assets on the condensed consolidated balance sheets as follows (in thousands):

	As of June 30, 2013	As of December 31, 2012
Pmweb	$1,772	$1,772
PossibleNOW	1,500	—

	$3,272	$1,772

In April, 2013, the Company purchased 9% of the outstanding equity of PossibleNOW for a total purchase price of $1.5 million.

PossibleNOW has the option to repurchase the 9% investment for $1.8 million by March 31, 2014 in the event certain recurring monthly targets are not achieved. The Company also holds a put option under which it may force PossibleNOW to purchase its 9% investment in PossibleNOW for $1.2 million in the event of certain recurring monthly targets are not achieved.

In March 2012, the Company purchased 19.9% of the outstanding quotas of Pmweb from the quotaholders for a total purchase price of $1.7 million. In connection with the purchase of the quotas, the Company also made a direct investment in Pmweb of $70,000.

The Company holds a call option to purchase the remaining 80.1% of Pmweb’s outstanding equity at any time prior to March 31, 2014. The exercise price of the call option is based on Pmweb’s actual earnings before interest, taxes, depreciation and amortization for 2013. The Company also holds a put option under which it may sell its 19.9% investment in Pmweb to the quotaholder specified in the agreement in the event of any change in Pmweb’s corporate purpose at the Company’s original purchase price.

The Company accounts for its investments in Pmweb and PossibleNOW using the cost method, as its investment is less than 20% and it does not have significant influence or control over either entity.

8.     COMMITMENTS AND CONTINGENCIES

Lease and Other Commitments.

The Company leases office space and certain fixed assets under non-cancelable operating and capital leases with various expiration dates. During the six months ended June 30, 2013, the Company entered into new lease agreements for additional office space in Chicago, Illinois and San Francisco, California. The Chicago lease has a seven-year term and was signed in February 2013 and commenced in May 2013. The San Francisco lease has a four-year term that commenced in March 2013. Other commitments include an extension signed with AT&T to provide hosting services through March, 2016 and the $1.5 million contingent consideration payable related to the Responsys Nordic acquisition. Total minimum future payments net of subleases as of June 30, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases	Other
2013 - remaining	$2,392	$460	$2,368
2014	4,871	230	4,111
2015	5,021	—	5,188
2016	4,649	—	599
2017	3,114	—	—
Thereafter	2,781	—	—

Total minimum payments	$22,828	$690	$12,266

Less: amount representing interest		(13)

Present value of minimum lease payments		677
Less: current portion of capital lease obligations		(677)

Capital lease obligations - noncurrent		$0

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

9.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	As of June 30, 2013	As of December 31, 2012
Accumulated foreign currency translation adjustments	$(1,930)	$196
Unrealized investment loss	—	(2)

Total accumulated other comprehensive income (loss)	$(1,930)	$194

10.     STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans, the 2011 Equity Incentive Plan (the “2011 Plan”), which became effective in April 2011, and the 1999 Stock Plan (the “1999 Plan”). The Company currently grants awards only under the 2011 Plan. Outstanding options granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan and stock option agreements, until they are exercised, terminate or expire pursuant to their terms. In accordance with the provisions of the 2011 Plan, the board of directors authorized a 2.0 million share increase in the number of shares reserved under the 2011 Plan effective January 2013.

In April 2012, the Company adopted the 2012 Employee Stock Purchase Plan (“Purchase Plan”). As of June 30, 2013, the Company had reserved a total of 1.3 million shares of common stock for future issuance under the Purchase Plan. Under the Purchase Plan, eligible employees may defer an amount not to exceed 15% of the employee’s compensation to purchase common stock of the Company. The purchase price per share is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or on the purchase date, as defined in the Purchase Plan. The Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

Options granted under the 1999 Plan are immediately exercisable. The 1999 Plan provides that unvested shares that are exercised are subject to repurchase by the Company upon termination of employment at the original price paid for the shares. Unvested shares that are subject to repurchase are not considered outstanding for accounting purposes. However, such shares are reflected as exercised in the summary of option activity as of June 30, 2013. Information regarding shares subject to repurchase is as follows (in thousands):

	As of	As of
	June 30, 2013	December 31, 2012
Shares subject to repurchase	28,646	45,443
Liability recorded	$128	$201

A summary of the activity under the 1999 Plan and 2011 Plan and related information is as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance - December 31, 2012	8,656	9,799	$5.38	5.68	$29,940
Options authorized	2,000	—
Options granted	—	—
Options exercised	—	(567)	2.09
Options canceled	29	(29)	7.54
Common stock repurchase	—	—
Restricted stock unit activity	(1,690)	—

Balance - June 30, 2013	8,995	9,203

Vested and exercisable - June 30, 2013		6,893	3.06	4.31	78,096

Vested and expected to vest - June 30, 2013		9,178	$5.56	5.19	$82,564

There were no stock options granted during the three and six months ended June 30, 2013 and 2012. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $3.7 million and $4.3 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $4.2 million and $7.9 million, respectively.

As of June 30, 2013, there was approximately $16.6 million of total unrecognized compensation expense related to stock options, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.3 years.

Restricted stock unit activity is as follows (in thousands):

	Number of Shares	Weighted-Average Fair Value	Aggregate Intrinsic Value
Balance - December 31, 2012	1,176	$10.71	$7,014
Granted	1,749	7.73
Released	(159)	11.03
Forfeited	(60)	10.29

Balance - June 30, 2013	2,706

Expected to be released - June 30, 2013	2,471	$8.34	$35,357

As of June 30, 2013, there was approximately $20.2 million of total unrecognized compensation related to restricted stock units (“RSUs”), which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

Stock-based compensation expense included in the Company’s cost of revenue and operating expenses within the accompanying consolidated statements of income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$839	$377	$1,516	$731
Research and development	412	196	626	434
Sales and marketing	1,155	388	2,003	750
General and administrative	1,000	470	1,854	914

Total stock-based compensation expense	$3,406	$1,431	$5,999	$2,829

Stock-based compensation expense related to each type of award is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Non-performance-based stock options	$1,166	$988	$2,015	$2,020
Performance-based stock options	20	85	75	217
ESPP	198	—	347
RSUs	1,142	358	2,256	592
Performance-based RSUs	880	—	1,306

Total stock-based compensation expense	$3,406	$1,431	$5,999	$2,829

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

11.     INCOME TAXES

The benefit (provision) for income taxes is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Benefit (provision) for income taxes	$1,834	$262	$460	$(1,273)
Effective tax rate	(53.2)%	(101.6)%	(82.4)%	38.0%

The expected income tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months and six months ended June 30, 2013 and 2012 differed from the Company’s recorded income tax provision primarily due to various income tax credits and permanent differences related to non-deductible stock-based compensation expenses, net of certain state income tax true-ups, and the reinstatement of the 2012 federal research credit under the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and the benefit of which was recorded by the Company as a discrete item in the prior quarter. The Company’s effective tax rate for the three and six months ended June 30, 2013 is not necessarily indicative of the effective tax rate that may be expected for the year ending December 31, 2013. In addition, individual items reported as adjustments to the annual effective tax rate are not substantially different from pre-tax income. As such, relatively small changes in our forecasted profitability for fiscal 2013 can have a significant effect on our projected annual effective tax rate since individual permanent adjustments will have a greater impact as a percentage of pre-tax income.

Topic 740—Income Taxes prescribes that an income tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized income tax benefits were $2.2 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively. No significant interest or penalties have been recorded to date.

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

The assets measured at fair value on a recurring basis and the input categories associated with those assets are as follows (in thousands):

	As of June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$92,312	$92,312	$—	$—
Liabilities:
Contingent consideration payable (2)	$1,537	$—	$—	$1,537

	As of December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$80,281	$80,281	$—	$—
Liabilities:
Contingent consideration payable (2)	$1,561	$—	$—	$1,561

(1)	Included in cash and cash equivalents on the Balance Sheet.
(2)	Included in other long-term liabilities on the Balance Sheet.

The $1.5 million of contingent consideration payable is classified within Level 3 because the liability is valued using unobservable inputs. The inputs include the expected future cash flows of Responsys Nordic during the contingency period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Shareholders’ Agreement. Any changes in the liability are recorded in our statement of operations until the liability is settled. Subsequent to the date of the acquisition, the fair value of the contingent consideration payable has only changed as the result of foreign currency fluctuations, as the amount is payable in Danish krone.

13.     SEGMENT INFORMATION

The Company is organized and operates in one reportable industry segment.

Revenue by geographic region is based on the billing address of the customer. Subscription and professional services revenue by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Subscription
United States	$26,853	$21,458	$53,274	$43,467
International	7,450	6,000	14,581	11,196
Professional services
United States	11,425	8,886	22,763	16,832
International	3,740	3,205	7,351	6,108

Total revenue	$49,468	$39,549	$97,969	$77,603

No individual country other than the United States accounts for 10% or more of total revenue. No individual customer accounted for 10% or more of total revenue or accounts receivable.

Property and equipment by geographic region were as follows (in thousands):

	As of June 30,	As of December 31,
	2013	2012
United States	$23,893	$17,826
International	473	600

Total property and equipment - net	$24,366	$18,426

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Responsys is a leading provider of marketing cloud software and services that enables companies to engage in relationship marketing across the digital channels consumers are embracing today—email, mobile, social, display and the web. The Responsys Interact Marketing Cloud provides marketers with a set of integrated applications to create, execute, optimize and automate marketing campaigns across the digital channels. Our solution is comprised of our cloud-based software and our professional services, all focused on enabling the marketing success of our customers.

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

•

In July 2012, we purchased an additional 47.5% equity interest in Responsys Nordic for $2.3 million, bringing our total ownership to 95%. Responsys Nordic is a reseller of the Responsys’ suite of product offerings and provides related professional services in Denmark and Sweden.

•

In April 2013, we introduced Interact Preference, a new solution in the Responsys Interact Suite that provides marketers with a unified, cross-channel view of customer preferences and permissions. This new functionality enables marketing organizations to easily collect and manage preferences across both digital and physical touch points, while mitigating the risk of costly fines and lawsuits, all within one technology platform.

We derive revenue from subscriptions to our cloud-based software and related professional services. As part of a subscription, a customer commits to a minimum monthly or quarterly fee that permits a customer to send up to a specified number of email messages. If a customer sends additional messages above the contracted level, the customer is required to pay additional per-message fees. No refunds or credits are given if a customer sends fewer messages than the contracted level. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Revenue from messages sent above contracted levels during the last three years has historically ranged from approximately 20% to 25% of our subscription revenue in any given 12-month period but varies from quarter to quarter due to seasonal, macroeconomic and other factors. Subscription revenue accounted for 69.3% and 69.4% of our total revenue for the three months ended June 30, 2013 and 2012, respectively and 69.3% and 70.4% for the six months ended June 30, 2013 and 2012, respectively. Subscription revenue is driven primarily by existing customers’ contractually committed messaging volumes and messages sent above these contracted levels. To date, our customers have primarily used email messages for their marketing campaigns, and email will continue to be the primary driver of our subscription revenue in the foreseeable future. However, if customers increase their use of other digital channels in the future, we anticipate that revenue associated with email campaigns will decrease as a percentage of subscription revenue. Although revenue associated with our mobile, social, display and the web channels has not been material to date, we believe that our cross-channel capabilities have been important factors in our new customers’ purchasing decisions.

Deferred revenue primarily consists of the unearned portion of billed professional services fees or fees associated with our cloud-based software. As we bill nearly all our customers on a monthly or quarterly basis, our deferred revenue balance does not serve as a primary source of our future subscription revenue.

We sell subscriptions to our cloud-based software and professional services primarily through a direct sales force. We target enterprise and larger mid-market companies that seek to implement more advanced marketing programs across digital channels. Our customers are of varied size across a wide variety of industries, including retail and consumer, travel, financial services and technology. Our revenue from outside the United States as a percentage of total revenue was 22.5% and 23.3% for the three months ended June 30, 2013 and 2012, respectively, and 22.3% of our total revenue for the six months ended June 30, 2013 and 2012.

Our revenue growth over these periods has been driven by an increased number of customers with higher subscription fees. Our subscription revenue fluctuates as a result of seasonal variations in our business, principally due to timing of our customers’ sales and marketing cycles. We have historically had higher subscription revenue in our fourth quarter than in other quarters during a given calendar year, primarily due to revenue from messages sent above contracted levels by our retail and consumer customers. Our cost of revenue and operating expenses have increased in absolute dollars over this period due to our need to increase headcount, bandwidth and capacity to support larger messaging volumes and the overall increased size of our business. We expect that our cost of revenue and operating expenses will continue to increase in absolute dollars as we continue to invest in our growth.

Key Metrics

We regularly review a number of metrics to evaluate trends, measure our performance, establish budgets and make strategic decisions. We discuss revenue, gross margin, and the components of operating income and margin below under “Results of Operations” and we discuss other key metrics below.

Subscription Dollar Retention Rate.

We believe that our ability to retain our customers and expand their use of our software over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. We assess our performance in this area using a metric we refer to as our Subscription Dollar Retention Rate. Our Subscription Dollar Retention Rate metric is calculated by dividing (a) Retained Subscription Revenue by (b) Retention Base Revenue. We define Retention Base Revenue as subscription revenue from all customers in the prior period, and we define Retained Subscription Revenue as subscription revenue from that same group of customers in the current period. Our Subscription Dollar Retention Rate has averaged above 100% over the four quarters in each of the last three years and during the three and six months ended June 30, 2013.

Number of Customers.

We believe that our ability to expand our customer base is an indicator of our market penetration and growth of our business as we continue to invest in our direct sales force and marketing initiatives. We define our number of customers as of the end of a particular quarter as the number of direct-billed subscription customers with $3,000 or more in subscription revenue from contractually committed messaging for that quarter. We had 432 and 353 customers as of June 30, 2013 and 2012, respectively.

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

There have been no changes in the accounting policies for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the six months ended June 30, 2013 as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements,” of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of the effect of new accounting pronouncements.

Results of Operations

The following tables set forth selected consolidated statements of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Revenue:
Subscription	$34,303	$27,458	$67,855	$54,663
Professional services	15,165	12,091	30,114	22,940

Total revenue	49,468	39,549	97,969	77,603

Cost of revenue: (1)
Subscription	9,514	8,031	18,602	15,476
Professional services	13,618	10,623	26,110	20,543

Total cost of revenue	23,132	18,654	44,712	36,019

Gross profit	26,336	20,895	53,257	41,584

Operating expenses:
Research and development (1)	4,837	3,937	8,977	7,739
Sales and marketing (1)	18,662	12,571	32,495	21,632
General and administrative (1)	6,192	4,428	11,917	8,599

Total operating expenses	29,691	20,936	53,389	37,970

Operating income (expense)	(3,355)	(41)	(132)	3,614
Other expense, net	(93)	(217)	(426)	(265)

Income (loss) before income taxes	(3,448)	(258)	(558)	3,349
Benefit (provision) for income taxes	1,834	262	460	(1,273)
Equity in net income of unconsolidated affiliates	—	11	—	36

Net income (loss)	$(1,614)	$15	$(98)	$2,112

(1)	Total cost of revenue and operating expenses include the following amounts related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Cost of revenue	$839	$377	$1,516	$731
Research and development	412	196	626	434
Sales and marketing	1,155	388	2,003	750
General and administrative	1,000	470	1,854	914

Total costs and expenses	$3,406	$1,431	$5,999	$2,829

The following tables set forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Subscription	69.3%	69.4%	69.3%	70.4%
Professional services	30.7	30.6	30.7	29.6

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Subscription	19.2	20.3	19.0	19.9
Professional services	27.5	26.9	26.7	26.5

Total cost of revenue	46.7	47.2	45.7	46.4

Gross profit	53.3	52.8	54.3	53.6

Operating expenses:
Research and development	9.8	10.0	9.2	10.0
Sales and marketing	37.7	31.8	33.2	27.9
General and administrative	12.5	11.2	12.2	11.1

Total operating expenses	60.0	53.0	54.6	49.0

Operating income (expense)	(6.7)	(0.2)	(0.3)	4.6
Other expense, net	(0.2)	(0.5)	(0.4)	(0.3)

Income (loss) before income taxes	(6.9)	(0.7)	(0.7)	4.3
Benefit (provision) for income taxes	3.7	0.7	0.5	(1.6)
Equity in net income of unconsolidated affiliates	—	—	—	—

Net income (loss)	(3.2)%	(0.0)%	(0.2)%	2.7%

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Subscription revenue	$34,303	$27,458	$6,845	24.9%	$67,855	$54,663	$13,192	24.1%
Percentage of total revenue	69.3%	69.4%			69.3%	70.4%
Professional services revenue	$15,165	$12,091	$3,074	25.4%	$30,114	$22,940	$7,174	31.3%
Percentage of total revenue	30.7%	30.6%			30.7%	29.6%

Subscription Revenue.

We derive our subscription revenue from subscriptions to our cloud-based software. Subscription revenue primarily consists of revenue from contractually committed messaging and revenue from messages sent above contracted levels. Customer agreements are non-cancelable for a minimum period, generally one year but ranging up to three years. Our contracts provide our customers with access to our cloud-based software, which allows them to send up to a committed number of messages during each month or quarter over the contract term. If customers exceed the specified messaging volume, per-message fees are billed for the excess volume, generally at rates equal to the contracted minimum per-message fee. If customers send less than the specified number of messages, no rollover credit or refunds are given.

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

Subscription revenue for the three months ended June 30, 2013 increased by $6.8 million, or 24.9%, over the three months ended June 30, 2012. The increase was primarily due to an increase in contractually committed messaging of $5.5 million from new customers partially offset by a decrease in contractually committed messaging of $0.9 million from existing customers. In addition, revenue from messages sent above contracted levels increased from $5.7 million for the three months ended June 30, 2012, to $8.1 million for the three months ended June 30, 2013. Messages sent above contracted levels accounted for 23.4% and 20.6% of subscription revenue for the three months ended June 30, 2013 and 2012, respectively.

Subscription revenue for the six months ended June 30, 2013 increased by $13.2 million over the six months ended June 30, 2012. The increase was driven by an increase in contractually committed messaging of $9.1 million and partially offset by a decrease in subscription messaging of $0.1 million from existing customers. In addition, revenue from messages sent above contracted levels increased by $4.6 million. Messages sent above contracted levels also increased as a percentage of total subscription revenue from 22.9% to 25.2% from the six months ended June 30, 2012 and 2013, respectively.

Professional Services Revenue.

Professional services revenue primarily consists of fees associated with campaign services, creative and strategic marketing services, technical services and education services. Our professional services are not required for customers to begin using our cloud-based software. Our professional services engagements are typically billed on a fixed fee, time and materials or unit basis.

Professional services revenue for the three months ended June 30, 2013 increased by $3.1 million, or 25.4% over the three months ended June 30, 2012. The increase was primarily due to an increase of $3.6 million from new customers offset by a decrease of $0.6 million from existing customers.

Professional services revenue for the six months ended June 30, 2013 increased by $7.2 million over the six months ended June 30, 2012. The increase was primarily due to an increase of $6.2 million from new customers and an increase of $0.8 million from existing customers.

Cost of Revenue.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Cost of subscription revenue	$9,514	$8,031	$1,483	18.5%	$18,602	$15,476	$3,126	20.2%
Percentage of subscription revenue	27.7%	29.2%			27.4%	28.3%
Gross margin	72.3%	70.8%			72.6%	71.7%
Cost of professional services revenue	$13,618	$10,623	$2,995	28.2%	$26,110	$20,543	$5,567	27.1%
Percentage of professional services revenue	89.8%	87.9%			86.7%	89.6%
Gross margin	10.2%	12.1%			13.3%	10.4%

Cost of Subscription Revenue.

Cost of subscription revenue primarily consists of hosting costs, data communications expenses, personnel and related costs, including salaries and employee benefits, allocated overhead, software license fees, costs associated with website development activities, amortization expenses associated with capitalized software and depreciation and amortization expenses associated with computer equipment. To date, the amortization expense associated with capitalized software has not been material to our cost of subscription revenue. Expenses related to hosting and data communications are affected by the number of customers using our cloud-based software, the complexity and frequency of their use, the volume of messages sent and the amount of data processed and stored. We plan to continue to significantly expand our capacity to support our growth, which will result in higher cost of subscription revenue in absolute dollars.

Cost of subscription revenue for the three months ended June 30, 2013 increased by $1.5 million over the three months ended June 30, 2012. The increase in costs was primarily due to an increase of $0.3 million increase in personnel costs, $0.5 million of increased service costs to support higher levels of revenue, $0.4 million increase in depreciation expense, and $0.2 million of stock-based compensation expense.

Cost of subscription revenue for the six months ended June 30, 2013 increased by $3.1 million over the six months ended June 30, 2012. The increase in costs was primarily due to an increase of $0.9 million of increased service costs to support higher levels of revenue, $0.8 million increase in depreciation expense, $0.6 million increase in personnel costs, $0.4 million for data center equipment and network infrastructure to support the operation of our cloud-based software, and $0.4 million of stock-based compensation expense.

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

Cost of professional services revenue for the three months ended June 30, 2013 increased by $3.0 million over the three months ended June 30, 2012. The increase in costs was primarily related to $1.9 million in personnel costs, $0.5 million of increased consulting expense, $0.2 million increase in stock-based compensation expense, $0.1 million increase in depreciation expense and $0.1 million increase in facilities expenses.

Cost of professional services revenue for the six months ended June 30, 2013 increased by $5.6 million over the six months ended June 30, 2012. The increase in costs consisted primarily of $3.5 million in increased personnel costs, $0.9 million increased of consulting expense, $0.4 million in facilities expenses, $0.4 million in stock-based compensation, and $0.2 million in depreciation expense.

Operating Expenses.

Research and Development.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Research and development	$4,837	$3,937	$900	22.9%	$8,977	$7,739	$1,238	16.0%
Percentage of total revenue	9.8%	10.0%			9.2%	10.0%

Research and development expenses primarily consist of personnel and related costs for our product development and product management employees and allocated overhead. Our research and development efforts have been devoted primarily to increasing the functionality and enhancing the ease of use of our cloud-based software and to improving scalability and performance. We expect that in the future, research and development expenses will increase in absolute dollars as we extend our cloud-based software offerings and develop new technologies and capabilities.

Research and development expenses for the three months ended June 30, 2013 increased by $0.9 million over the three months ended June 30, 2012. The increase was primarily due to $0.8 million in personnel expenses, $0.2 million in stock-based compensation, and $0.1 million for increased depreciation expense, partially offset by $0.2 million related to research and development costs that were capitalized for internal use software and a decrease of $0.2 million in consulting expense.

Research and development expenses for the six months ended June 30, 2013 increased by $1.2 million over the six months ended June 30, 2012. The increase was primarily due to an increase of $1.4 million related to personnel expense, $0.2 million for stock-based compensation, $0.2 million in depreciation expense, partially offset by a $0.6 million related to research and development costs that were capitalized for internal use software and $0.4 million decrease in consulting expenses.

Sales and Marketing.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Sales and marketing	$18,662	$12,571	$6,091	48.5%	$32,495	$21,632	$10,863	50.2%
Percentage of total revenue	37.7%	31.8%			33.2%	27.9%

Sales and marketing expenses primarily consist of personnel and related costs for our sales, customer success managers and marketing employees, the cost of marketing programs, promotional events and webinars (net of amounts received from sponsors and participants), amortization of our intangible assets, and allocated overhead. We expense sales commissions when the customer contract is signed because our obligation to pay a sales commission arises at that time. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase penetration within our existing customer base, expanding our domestic and international sales and marketing activities, building brand awareness and sponsoring additional marketing events. We expect that in the future, sales and marketing expenses will increase in absolute dollars and will continue to be our largest cost.

Sales and marketing expenses for the three months ended June 30, 2013 increased by $6.1 million over the three months ended June 30, 2012. The increase was primarily due to $2.4 million in personnel expenses, $1.6 million increase in commission expense, $1.0 million increase related to our annual trade show, $0.8 million increase in stock–based compensation expense and $0.1 million increase in amortization related to intangible assets.

Sales and marketing expenses for the six months ended June 30, 2013 increased by $10.9 million over the six months ended June 30, 2012. The increase was primarily due to a $4.7 million increase in personnel expenses, $2.5 million in commission expense, $1.3 million in stock-based compensation costs, $1.2 million increase related to our annual trade show, $0.3 million in facilities expense, and $0.2 million increase in amortization related to intangible assets.

General and Administrative.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
General and administrative	$6,192	$4,428	$1,764	39.8%	$11,917	$8,599	$3,318	38.6%
Percentage of total revenue	12.5%	11.2%			12.2%	11.1%

General and administrative expenses primarily consist of personnel and related costs for administrative employees and allocated overhead. In addition, general and administrative expenses include professional fees, bad debt expenses and other corporate expenses. We expect that in the future, general and administrative expenses will increase in absolute dollars.

General and administrative expenses for the three months ended June 30, 2013 increased by $1.8 million over the three months ended June 30, 2012. The increase was primarily due to $1.0 million in personnel expenses, $0.5 million increase in stock-based compensation expense, and $0.1 million in legal and accounting fees, partially offset by a $0.1 million decrease in consulting expense.

General and administrative expenses for the six months ended June 30, 2013 increased by $3.3 million over the six months ended June 30, 2012. The increase was primarily due to an increase of $1.8 million from personnel expense, $0.9 million increase in stock-based compensation, and $0.6 million increase in legal and accounting fees, partially offset by a $0.3 million decrease in consulting expense.

Other Income (Expense), Net.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Other expense, net	$(93)	$(217)	$124	(57.1)%	$(426)	$(265)	$(161)	60.8%

Other income (expense), net primarily consists of interest income, interest expense and foreign exchange gains (losses). Interest income represents interest received on our cash, cash equivalents and short-term investments. Interest expense is primarily associated with our outstanding capital leases. Foreign exchange gains (losses) relate to transactions denominated in currencies other than the functional currency.

Other income (expense), net for the three months ended June 30, 2013 increased $0.1 million over the three months ended June 30, 2012. The change in other income (expense), net was due to interest expense and foreign currency exchange fluctuations.

Other income (expense), net for the six months ended June 30, 2012 decreased $0.2 million over the six months ended June 30, 2011. The change in total other income (expense), net was due to interest expense and foreign currency exchange fluctuations

Benefit (provision) for Income Taxes.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Benefit (provision) for income taxes	$1,834	$262	$1,572	600.0%	$460	$(1,273)	$1,733	(136.1)%
Effective tax rate	(53.2)%	(101.6)%			(82.4)%	38.0%

The benefit for income taxes for the three months ended June 30, 2013 increased over the three months ended June 30, 2012 primarily due to a loss recorded in the current quarter as compared to approximately break-even for the three months ended June 30, 2012. The effective tax rate was (53.2%) and (101.6%) for the three months ended June 30, 2013 and 2012, respectively.

The benefit for income taxes for the six months ended June 30, 2013 is the result of losses before income tax in the current period, whereas the provision for income taxes for the six months ended June 30, 2012 is the result of income before income taxes. The effective tax rate was (82.4%) and 38.0% for the six months ended June 30, 2013 and 2012, respectively. The expected income tax benefit (provision) for income taxes derived from applying the U.S. federal statutory rate to our income before income tax provision differed from our recorded income tax provision primarily due to state income taxes and permanent differences related to non-deductible stock-based compensation expenses, and the reinstatement of the 2012 federal research credit under the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013 and the benefit of which was recorded by the Company as a discrete item in the prior quarter.

Equity in Net Income of Unconsolidated Affiliate.

	Three Months Ended June 30,				Six Months Ended June 30,
			Change in				Change in
	2013	2012	$	%	2013	2012	$	%
	(dollars in thousands)				(dollars in thousands)
Equity in net income of unconsolidated affiliate	$—	$11	$(11)	(100.0)%	$—	$36	$(36)	(100.0)%

Equity in net income of unconsolidated affiliate represents our proportionate share of operating results from our non-controlling equity investment in Responsys Nordic prior to the date of acquisition.

Liquidity.

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$11,200	$10,001
Net cash provided by (used in) investing activities	(12,698)	12,155
Net cash provided by financing activities	1,644	1,780
Effect of foreign exchange rate changes on cash and cash equivalents	(247)	45

Net increase (decrease) in cash and cash equivalents	$(101)	$23,981

To date, we have financed our operations primarily through private placements of preferred stock and common stock, our initial public offering and cash from operating activities. As of June 30, 2013, we had $106.6 million of cash and cash equivalents and $120.0 million of working capital.

Net Cash Provided by Operating Activities.

Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business, the increase in the number of customers using our cloud-based software and professional services, and the amount and timing of customer payments. Cash provided by operations has historically resulted from net income driven by sales of subscriptions to our cloud-based software and professional services adjusted for non-cash expense items such as depreciation and amortization of property and equipment, stock-based compensation and changes in our deferred tax assets.

For the six months ended June 30, 2013, net cash provided by operating activities was primarily the result of $0.1 million of net loss, increased by non-cash items such as depreciation and amortization of $6.4 million, stock-based compensation of $6.0 million, and a $1.1 million tax benefit related to stock-based compensation, which was offset by deferred taxes of $1.6 million. The combined changes in operating assets and liabilities decreased cash by $0.8 million. Sources of cash totaled $3.7 million and were primarily related to increases in accrued compensation of $1.9 million and other long-term liabilities of $1.2 million. Uses of cash totaled $4.5 million and were primarily related to a $2.3 million increase in accounts receivable attributable to the growth in revenue, and $1.9 million in prepaid expense and other current assets.

Net Cash Provided by (Used in) Investing Activities.

For the six months ended June 30, 2013, cash used in investing activities consisted of $8.5 million for purchases of property and equipment and $2.1 million of internal use capitalized software related to internally developed software associated with our cloud-based platform and internal-use software associated with our enterprise resource planning project. We also used $0.6 million to acquire patent-related rights and acquired a 9% interest in PossibleNOW for $1.5 million. In general, our purchases of property and equipment are primarily for data center equipment and network infrastructure to support the operation of our cloud-based software and computer equipment for our increasing employee headcount.

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2013, cash provided by financing activities consisted of $2.1 million in proceeds from the issuance of our common stock in connection with stock option exercises and our employee stock purchase plan. Cash used in financing activities consisted of $0.4 million in payments in connection with our capital lease obligations.

Capital Resources.

We believe that our existing sources of liquidity will be sufficient to fund our operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, and the timing of introductions of new features and enhancements to our cloud-based software. To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also seek to invest in, or acquire complementary businesses, applications or technologies, any of which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Commitments.

We generally do not enter into long-term minimum purchase commitments. Our principal commitments consist of obligations under capital leases for equipment and operating leases for our facilities, including facilities for our data center. During the six months ended June 30, 2013, we entered into new lease agreements for additional office in Chicago and San Francisco. The following summarizes our commitments as of June 30, 2013:

		Payment Due by Period
		(dollars in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Operating lease obligations	$22,828	$4,856	$13,687	$2,824	$1,461
Capital lease obligations	690	690	—	—	—
Other	12,266	4,610	7,656	—	—

Total contractual obligations	$35,784	$10,156	$21,343	$2,824	$1,461

From time to time, in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, vendors, lessors, and parties to other transactions, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that our cloud-based software when used for its intended purpose infringes the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim. Historically, payments made under these obligations have not been material.

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

Foreign Currency Exchange Risk.

Our expenses are incurred primarily in the United States, Australia, the United Kingdom, Denmark and India. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. Certain of our cash, accounts receivable and payable balances are denominated in a currency other than the functional currency of the respective entity. Therefore, a portion of our operating results are subject to foreign currency risks. The effect of an immediate 10% adverse change in exchange rates as of June 30, 2013 would be a loss of approximately $0.5 million. As of June 30, 2013, we did not have outstanding hedging contracts, although we may enter into such contracts in the future. We intend to monitor our foreign currency exposure. Future exchange rate fluctuations may have a material negative impact on our business.

Interest Rate Sensitivity.

Interest income and expense are sensitive to changes in the general level of U.S. interest rates. Our cash equivalents are invested primarily in money market funds, for which the interest rates vary with the current market rates. Therefore, there is minimal risk to the principal invested in these funds. Our short-term investments are in U.S. Treasury and Agency bonds. The interest rates on these instruments are fixed but current U.S. Treasury policy indicates that interest rates are not likely to rise in the near term. Therefore, we believe there is minimal risk to the principal invested in these instruments. A 10% increase in interest rates as of June 30, 2013 would not have a material impact on the fair value of our cash equivalents and short-term investments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our CEO and CFO have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Although we have been profitable for several years, we expect to make significant future investments to develop and expand our business which may reduce profitability and related gross margin compared to prior periods. For example, we experienced a net loss in the six months ended June 30, 2013. As a result of these expenditures, we will have to generate and sustain increased revenue to maintain future profitability. While our revenue has grown in recent periods, this growth may not be sustainable, and we may not achieve sufficient revenue to maintain profitability. In future periods, our revenue could decline or grow more slowly than we expect. We may also incur significant losses in the future for any number of reasons, including risks described elsewhere in this report. Furthermore, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that could negatively affect our operations. Accordingly, we may not be able to maintain profitability.

The market in which we participate is intensely competitive, and our results could be adversely affected by pricing pressure or other competitive dynamics.

The market for digital marketing solutions is highly fragmented, competitive and rapidly changing. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales and maintain our prices. We face intense competition from software companies that develop marketing technologies and from marketing services companies that provide digital marketing services. Our primary competitors include: technology providers such as Aprimo, Inc., which was acquired by Teradata Corporation, BlueHornet, a subsidiary of Digital River, Inc., ExactTarget, Inc., which was acquired by salesforce.com, inc., Neolane, which was acquired by Adobe Systems, Inc., Silverpop Systems Inc., and StrongMail Systems, Inc.; and marketing services providers such as Acxiom Digital, Epsilon Data Management LLC, Experian CheetahMail and Yesmail, a division of infoGROUP Inc.

We may also face competition from new companies entering our market, which may include large established businesses, such as Adobe Systems Incorporated, Google Inc., IBM, Microsoft Corporation, Oracle Corporation, SAP AG or Yahoo! Inc., each of which currently offers, or may in the future offer, email marketing or related applications such as applications for customer relationship management, analysis of Internet data and marketing automation. If these companies decide to develop, market or resell competitive digital marketing products or services, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our operating results could be harmed. For example, ExactTarget, Inc. was recently acquired by salesforce.com, inc. We may also experience competition from the in-house information technology capabilities of current and prospective customers.

Our current and potential competitors may have significantly more financial, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive customer bases and broader customer relationships than we have, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In some cases, these vendors may also be able to offer digital marketing applications at little or no additional cost by bundling them with their existing applications. If we are unable to compete with such companies, the demand for our cloud-based software could substantially decline.

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

Our operating results have varied in the past. In addition to other risk factors listed in this section, factors that may affect our quarterly operating results include the following:

•	demand for our cloud-based software and related services and the size and timing of sales;

•	the volume of email messages sent above contracted levels for a particular quarter and the amount of any associated additional charges;

•	customer renewal rates, and the pricing and volume commitments of such renewals, including one-time credits on renewals;

•	customers delaying purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

•	market acceptance of our current and future products and services;

•	changes in spending on digital marketing or information technology and software by our current and/or prospective customers;

•	budgeting cycles of our customers;

•	changes in the competitive dynamics of our industry, including consolidation among competitors or customers and pricing pressure;

•	our lengthy sales cycle;

•	lengthy or delayed implementation times for new customers or customers that upgrade to the current version of our cloud-based software;

•	the timing of recognizing revenue in any given quarter as a result of revenue recognition rules;

•	the amount of services sold and the amount of fixed fee services, which can affect gross margin;

•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly sales and marketing, related to the maintenance and expansion of our business, operations and infrastructure;

•	network outages or security breaches and any associated expenses;

•	foreign currency exchange rate fluctuations;

•	write-downs, impairment charges or unforeseen liabilities related to acquisitions;

•	failure to successfully manage any acquisitions; and

•	general economic and political conditions in our domestic and international markets.

Based upon all of the factors described above, we have a limited ability to forecast the amount and mix of future revenue and expenses, and as a result, our operating results may from time to time fall below our estimates or the expectations of public market analysts and investors.

Our quarterly results reflect seasonality in revenue from our cloud-based software and professional services, which can make it difficult for us to achieve sequential revenue growth or could result in sequential revenue declines.

We have generally experienced higher levels of revenue and gross profit during the fourth quarter, primarily due to our customers’ increased marketing activity during the holiday shopping season, as compared to the preceding and subsequent quarters. Since the majority of our expenses are personnel-related and includes salaries, stock-based compensation expense, benefits and incentive-based compensation plan expenses, we have not experienced significant seasonal fluctuations in the timing of our expenses from period to period, except for the period in which our annual Interact trade show occurs. Although these seasonal factors can be common in the marketing sector, historical patterns should not be considered indicative of our future revenue activity or performance.

Because we recognize subscription revenue from our customers over the term of their agreements, downturns or upturns in bookings may not be immediately reflected in our operating results.

We recognize subscription revenue over the term of our customer agreements, which typically range from one to three years. As a result, most of our quarterly subscription revenue results from agreements entered into during previous quarters. Consequently, a shortfall in demand for our cloud-based software and related services in any quarter may not significantly reduce our subscription revenue for that quarter, but could negatively affect subscription revenue in future quarters. We may be unable to adjust our cost structure to compensate for this potential shortfall in subscription revenue. Accordingly, the effect of significant downturns in sales of subscriptions to our cloud-based software and related services may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription terms.

If we are unable to attract new customers or sell additional functionality and services to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, sell additional functionality to existing customers and encourage existing customers to renew their subscriptions on favorable terms. As the digital marketing industry matures, as digital channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to compete with respect to pricing, technology and functionality could be impaired. In such event, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have a material adverse effect on our revenue, gross margin and other operating results.

Our future growth could be constrained if mobile, social, display and the web do not become significant relationship marketing channels or if existing customers do not want to migrate to the latest version of our cloud-based software.

The growth of our business depends in part on the acceptance and growth of mobile, social, display and the web as relationship marketing channels. While email has been widely used for relationship marketing, relationship marketing via mobile, social, display and the web is just emerging. We released our mobile and social offerings on our newer cloud-based software platform in April 2010 and we released our display offering in October 2011. Even if mobile, social, display and the web become widely adopted relationship marketing channels, we cannot be sure that our offerings will gain traction with existing or new customers. A substantial minority of our existing customers are on the older version of our cloud-based software and would be required to migrate to the latest version of our cloud-based software in order to execute fully integrated campaigns across mobile, social, display and the web channels. These customers may not want to spend the time and resources necessary to complete this migration.

The market for digital marketing software is at an early stage of development, and if it does not develop or develops more slowly than we expect, our business will be harmed.

It is uncertain whether businesses will make significant investments in digital marketing software, and if they do, whether they will purchase subscriptions to cloud-based, or Software-as-a-Service (“SaaS”), software for this function. The market for cloud-based software, in general, and for digital marketing software, in particular, is relatively new, and it is uncertain whether such software will achieve and sustain high levels of demand and market acceptance. Our success will largely depend on whether enterprises will be willing to increase their use of cloud-based software in general, and for digital marketing in particular. Many enterprises have invested substantial personnel and financial resources to integrate traditional on-premise enterprise software into their businesses and therefore may be reluctant or unwilling to migrate to cloud-based software. Furthermore, some enterprises may be reluctant or unwilling to use cloud-based software because they have concerns regarding the security and other risks associated with the SaaS technology delivery model. If enterprises do not perceive the overall benefits of cloud-based software, then the market may develop more slowly than we expect, either of which would significantly and adversely affect our operating results. Accordingly, we cannot assure you that an cloud-based model for digital marketing software will achieve and sustain the high level of market acceptance that is critical for the success of our business.

Our growth depends largely on our ability to sell our cloud-based software and related services to new customers, and our sales cycle with new customers can be unpredictable, time-consuming and expensive.

The customers we target typically undertake a significant evaluation process before purchasing enterprise software, which can last from several months to a year or longer. Events may occur during the sales cycle that could affect the size or timing of a purchase, and this may lead to more unpredictability in our business and operating results. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any revenue.

In addition, we may face unexpected implementation challenges with some customers. It may be difficult or expensive to implement our cloud-based software if the customer has unexpected data, hardware or software technology issues, or complex or unanticipated business requirements. Any difficulties or delays in the initial implementation could cause customers to reject our cloud-based software or delay or cancel future purchases, in which case our business, operating results and financial condition would be harmed.

We derive a significant percentage of our total revenue from the retail and consumer, travel, financial services and technology industries, and any downturn in these industries could harm our business.

A significant number of our customers are concentrated in the retail and consumer, travel, financial services and technology industries. In particular, we derived approximately half of our revenue from customers in the retail and consumer industry for the quarter ended June 30, 2013. A substantial downturn in these industries may cause our customers to reduce their spending on information technology or digital marketing. Customers in these industries may delay or cancel information technology or digital marketing projects, seek to lower their costs by renegotiating vendor contracts, or decrease their usage of our services. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our services.

A limited number of customers account for a significant portion of our revenue, and the loss of a major customer or group of customers could harm our operating results.

Although no single customer accounts for more than 10% of our business, our 20 largest customers accounted for approximately 33% and 32% of our total revenue for the three months ended June 30, 2013 and 2012, respectively, and 33% and 32% of our total revenue for the six months ended June 30, 2013 and 2012, respectively. We cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will renew, will not cancel or will not reduce their usage of our services and, therefore, will continue to generate revenue in any future period. If we lose a major customer or group of customers, or if major customers reduce their commitment levels when they renew, our revenue could decline.

Prolonged economic uncertainties or downturns could materially harm our business.

General worldwide economic conditions are volatile and have experienced significant instability. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities. Uncertainties experienced by our customers could cause them to slow or discontinue spending on our cloud-based software and professional services, and could also delay and lengthen sales cycles with prospective customers. Furthermore, challenging economic times may affect our customers’ ability to gain timely access to sufficient credit, which could impair their ability to pay us in a timely manner. If that occurred, we may cease recognizing revenue from certain customers and/or increase our allowance for doubtful accounts, and our financial results would be harmed.

We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens from present levels, our business could be harmed. In addition, even if the overall economy improves, we cannot assure you that the market for digital marketing software and professional services will experience growth or that we will experience growth.

We have been dependent on the use of email as a means for digital marketing, and any decrease in the use of email for this purpose would harm our business.

Historically, our customers have used our cloud-based software primarily for their email-based digital marketing programs targeted at consumers who have given our customers permission to send them emails. We expect email will continue to be the primary digital marketing channel used by our customers for the foreseeable future. Government regulations and evolving practices regarding the use of email for marketing purposes could adversely affect the use of this channel for digital marketing. Consumers’ use of email also depends on the ability of Internet service providers, or ISPs, to prevent unsolicited bulk email, or “spam,” from overwhelming consumers’ inboxes. ISPs continually develop new technologies to filter messages deemed to be unwanted before they reach users’ inboxes, which may interfere with our customers’ marketing campaigns. If security problems become widespread, or if ISPs cannot effectively control spam, the use of email as a means of marketing communications may decline. Any decrease in the use of email would reduce demand for our email marketing services and harm our business.

If our security measures are breached, our cloud-based software may be perceived as not being secure. As a result, customers may curtail or stop using our cloud-based software, and we may incur significant liabilities.

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

Failure to effectively expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our cloud-based software.

Increasing our customer base and achieving broader market acceptance of our cloud-based software will depend to a significant extent on our ability to expand our sales and marketing operations and activities. We expect to be substantially dependent on our direct sales force to obtain new customers in the future. Our plan is to continue expanding our direct sales force both domestically and internationally. We believe there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. Newly hired sales personnel require significant training and experience before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we would like, and we may not be able to hire or retain sufficient numbers of qualified individuals in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

We use third parties to help grow our business. If we are unable to maintain successful relationships with them, our business could be harmed.

In addition to our direct sales force, we use third parties such as marketing agencies to help promote our cloud-based software. Although we do not currently derive a significant amount of revenue through third parties, we may seek to expand sales of subscriptions to our cloud-based software through these and other indirect sales channels in the future.

We expect that these third parties will not have an exclusive relationship with us. These third parties may offer customers digital marketing solutions from several different companies, including solutions that compete with ours. As a result, we cannot be certain they will prioritize or provide adequate resources for selling our solution. In addition, establishing and retaining qualified third parties, as well as training them in our cloud-based software and services, require significant time and resources. If we are unable to maintain successful relationships with any of these third parties, our business could be harmed.

We rely on third-party hardware, software and infrastructure that could cause errors or failures that could disrupt or halt our service, and may be difficult to replace.

We rely on hardware, software and infrastructure that are purchased, leased or licensed from third parties in order to offer our cloud-based software and related services. For example, we rely on third-party providers to support and provide our mobile and display messaging offerings. This hardware, software and infrastructure may not be available on commercially reasonable terms in the future, or at all. If we lose the right to use any of this hardware, software or infrastructure, it could result in delays in the provisioning of affected components of our cloud-based software until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Furthermore, any errors or defects in third-party hardware, software or infrastructure could result in errors or a failure of our service, which could harm our business.

If we are unable to integrate our cloud-based software with certain third-party applications, the functionality of our software could be adversely affected.

The functionality of our cloud-based software depends, in part, on our ability to integrate it with third-party applications and data management systems that our customers use to obtain consumer data. In addition, we rely on access to third-party application programming interfaces, or APIs, to provide our social media channel offerings through social media platforms, which currently consist of Facebook and Twitter. Third-party providers of marketing applications and APIs may change the features of their applications and platforms, restrict our access to their applications and platforms or alter the terms governing use of their applications and APIs. Such changes could functionally or financially limit or terminate our ability to use these third-party applications and platforms with our cloud-based software, which could negatively impact our offerings and harm our business. Further, if we fail to integrate our software with new third-party applications and platforms that our customers use for marketing purposes, or to adapt to the data transfer requirements of such third-party applications and platforms, we may not be able to offer the functionality that our customers need, which would negatively impact our offerings and, as a result, harm our business.

Interruptions or delays in service from third-party data center hosting facilities and other third parties could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities at two vendors located in Northern California. We also rely on bandwidth providers, ISPs and mobile networks to deliver messages to the customers of our customers. Any damage to, or failure of, our hardware and software or, the systems of our third-party providers could result in interruptions to our service. If for any reason our arrangement with one or more of our data centers is terminated we could experience additional expense in arranging for new facilities and support. In addition, any failure at our data centers could result in interruptions in the availability of our cloud-based software, impair the functionality of our cloud-based software or impede our ability to deliver our services. The inability of our data centers to meet our capacity needs could also affect the ability for us to scale our operations. As we continue to add data centers, restructure our data management plans, and increase capacity in existing and future data centers, we may move or transfer our data and our customers’ data. Despite precautions taken during such processes and procedures, any unsuccessful data transfers may impair the delivery of our service, and we may experience costs or downtime in connection with the transfer of data to other facilities. Interruptions in the availability of, or impaired functionality of, our cloud-based software may reduce our revenue, cause us to issue credits, make refunds or pay penalties, harm our reputation, cause customers to terminate their subscriptions, and adversely affect our renewal rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Despite precautions taken at our data centers and redundancy in our infrastructure, the occurrence of a natural disaster, an act of terrorism, vandalism or sabotage, a decision to close the facilities without adequate notice, or other unanticipated outages or problems at these facilities could result in lengthy interruptions in the availability of our cloud-based software. Even with current and planned disaster recovery arrangements, our business could be harmed. For example, during the fourth quarter of 2012, we experienced hardware failures which resulted in an interruption of service, or outage, and our customers were not able to access our cloud-based software platform or send marketing messages to their customers for a period of time. As a result of this outage, our revenues were negatively impacted by approximately $2 million in the fourth quarter of 2012.

As a result of our customers’ increased usage of our cloud-based software, we will need to continually improve our computer network and infrastructure to avoid service interruptions or degraded system performance.

As usage of our cloud-based software grows and as customers use it for more complicated tasks, we will need to devote additional resources to improving our computer network, our application architecture and our infrastructure in order to maintain the performance of our cloud-based software. In addition, we typically experience increased system usage during the fourth quarter, with customers increasing their marketing activity for the holiday shopping season. Any failure or delays in our computer systems could cause service interruptions or slower system performance. If sustained or repeated, these performance issues could reduce the attractiveness of our cloud-based software to customers. This could result in lost customer opportunities and lower renewal rates, any of which could hurt our revenue growth, customer loyalty and our reputation. We may need to incur additional costs to upgrade or expand our computer systems and architecture in order to accommodate increased demand if our systems cannot handle current or higher volumes of usage.

Material defects or errors in our cloud-based software could harm our reputation, result in significant costs to us and impair our ability to sell our cloud-based software.

The software applications underlying our cloud-based software are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Any such errors, defects, disruptions in service or other performance problems with our cloud-based software, whether in connection with the day-to-day operation, upgrades or otherwise, could damage our customers’ businesses and harm our reputation. If we have any errors, defects, disruptions in service or other performance problems with our cloud-based software, customers could elect to allow their contract to lapse, delay or withhold payment to us, or make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in the length of collection cycles for accounts receivable or costly litigation. These errors, defects or disruptions of service could also cause us to lose future sales opportunities with prospective customers

The costs incurred to correct any material defects or errors in our cloud-based software may be substantial and could adversely affect our operating results. After the regular releases of our cloud-based software, our internal team and our customers may identify defects or errors from time to time. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could elect to allow their contracts to lapse, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties.

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our cloud-based software or increase our operating expenses to the extent financial penalties are triggered.

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

Our terms and conditions require that our customers comply with all applicable laws, including, among others, the CAN-SPAM Act and the TCPA, in the use of our cloud-based software and hold them liable for any violations of such laws. If we become aware that a customer has violated a law applicable to its marketing activities while using our cloud-based software and/or breached our terms and conditions, we can suspend or terminate its use of our cloud-based software and professional services. We believe that our customers’ use of our cloud-based software will comply with existing laws. If the legality of a customer’s usage is challenged, it is possible that the challenger could attempt to also hold us liable. We may not be able to demonstrate adequate compliance with existing or future laws or regulations.

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

In addition, federal, state or foreign governments may in the future enact legislation or laws restricting the ability to conduct digital marketing activities in mobile, social, display and the web. Any such restrictions could require us to change one or more aspects of the way we operate our business, which could impair our ability to attract and retain customers or increase our operating costs or otherwise harm our business.

The standards that private entities use to regulate the use of email have in the past interfered with, and may in the future interfere with, the effectiveness of our cloud-based software and our ability to conduct business.

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

From time to time, some of our IP addresses may become listed with one or more blacklisting entities due to the messaging practices of our customers. There can be no guarantee that we will be able to successfully remove ourselves from those lists. Blacklisting of this type could interfere with our ability to market our cloud-based software and services and communicate with our customers and, because we fulfill email delivery on behalf of our customers, could undermine the effectiveness of our customers’ email marketing campaigns, all of which could have a material negative impact on our business and results of operations.

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

Our applications collect, store and report personal information, which raises privacy concerns and could result in liability to us or inhibit sales of subscriptions to our cloud-based software.

Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. Because many of the features of our applications use, store and report on personal information from our customers, any inability to adequately address privacy concerns, even if unfounded, or to comply with applicable privacy laws, regulations and policies, could result in liability to us, damage our reputation, inhibit sales and harm our business. Furthermore, the costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of our cloud-based software and reduce overall demand for it. Privacy concerns, whether or not valid, may inhibit market adoption of our cloud-based software.

If our cloud-based software is perceived to cause or is otherwise unfavorably associated with invasions of privacy, whether or not illegal, it may subject us or our customers to public criticism. Existing and potential future privacy laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may create negative public reactions related to digital marketing, including marketing practices of our customers. Public concerns regarding data collection, privacy and security may cause some of our customers’ customers to be less likely to visit their websites or otherwise interact with them. If enough consumers choose not to visit our customers’ websites or otherwise interact with them, our customers could stop using our cloud-based software. This, in turn, would reduce the value of our service and inhibit or reverse the growth of our business.

Any decrease in opt-in rates or usage habits could reduce the demand for our cloud-based software.

It is our policy that our customers may only use our cloud-based software to provide marketing content to recipients that have elected to receive marketing communications from them through specified digital channels such as email, mobile, social and display. If recipients decrease their overall opt-in rates for these marketing communications or reduce the extent to which they use, or otherwise cease use of, the channels over which these marketing communications are sent, our customers will have a smaller or less addressable group of potential customers to target and they may decide it is not cost effective for them to continue to use our cloud-based software. Accordingly, if opt-in rates decline for any reason, including privacy concerns, negative publicity or changes in laws or regulations, or consumer usage of certain digital marketing channels declines, demand for our cloud-based software could decline and our business could be harmed.

Our customers’ violation of our policies and misuse of our cloud-based software to transmit negative messages or website links to harmful applications or engage in illegal activity could damage our reputation, and we may face liability for unauthorized, inaccurate or fraudulent information distributed via, or illegal activity conducted using, our cloud-based software.

We rely on representations made to us by our customers that their use of our cloud-based software will comply with our policies and applicable law. We do not audit our customers to confirm compliance with these representations. Our customers could use our cloud-based software to engage in bad acts including transmitting negative messages or website links to harmful applications, sending unsolicited commercial email and reproducing and distributing copyrighted material without permission, reporting inaccurate or fraudulent data or engaging in illegal activity. Any such use of our cloud-based software could damage our reputation and we could face claims for damages, copyright or trademark infringement, defamation, negligence or fraud. Moreover, our customers’ promotion of their products and services through our cloud-based software may not comply with federal, state and foreign laws. We cannot predict whether our role in facilitating these activities would expose us to liability under these laws or subject us to other regulatory action.

Even if claims asserted against us do not result in liability, we may incur substantial costs in investigating and defending such claims. If we are found liable for our customers’ activities, we could be required to pay fines or penalties, redesign our cloud-based software or otherwise expend resources to remedy any damages caused by such actions and to avoid future liability.

As internet commerce evolves, federal, state and foreign governments may propose and implement new taxes and new laws to regulate internet commerce, which may negatively affect our business.

As internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. Our business could be negatively impacted by the application of existing laws and regulations or the enactment of new laws applicable to digital marketing. The cost to comply with such laws or regulations could be significant and would increase our operating expenses, and we may be unable to pass along those costs to our customers in the form of increased subscription fees. In addition, federal, state and foreign governmental or regulatory agencies may decide to impose new or additional taxes on services provided over the internet or via email. Such taxes could discourage the use of the internet and email as a means of commercial marketing, which would adversely affect the viability of our cloud-based software.

Our operating results may be harmed if we are required to collect sales and use taxes for our subscription services in jurisdictions where we have not historically done so or if our accruals for sales and use taxes are insufficient.

State and local tax jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of sales, consumption and use taxes to our subscription services in various jurisdictions is unclear. We have recorded net sales and use tax liabilities of $0.5 million as of June 30, 2013. It is possible that sales, consumption and use tax audits of our processes and accruals could result in tax liabilities in excess of our estimates. We could also be subject to audits by states and international jurisdictions where we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales, use or other taxes for on our services in jurisdictions where we have not historically done so could result in substantial tax liabilities, on prior and/or future sales, as well as penalties and interest, which could discourage customers from purchasing our application or otherwise harm our business and operating results. Although our agreements indicate that customers are responsible for sales and use tax, attempts to collect old balances are often problematic, particularly with former customers.

We have limited experience with non-volume based pricing models, which we use for some of our newer offerings. If we incorrectly structure these pricing models or are unable to price our offerings in a manner acceptable to our customers, our revenue and operating results may be harmed.

We currently utilize volume-based pricing models for our email, mobile and display messaging offerings. We have limited experience with non-volume based pricing models for some of our newer offerings such as our social offering. If our customers, which have historically used our offerings primarily for their email-based digital marketing campaigns, do not accept the other pricing models we use for certain newer offerings and may utilize for future offerings, our ability to sell additional functionality on a cost-effective and competitive basis may be hindered, and our revenue and operating results may be adversely affected.

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

If we fail to respond to evolving technological changes, our cloud-based software could become obsolete or less competitive.

Our industry is characterized by new and rapidly evolving technologies, standards, regulations, customer requirements and frequent product introductions. Accordingly, our future success depends upon, among other things, our ability to develop and introduce new products and services. The process of developing new technologies, products and services is complex, and if we are unable to develop enhancements to, and new features for, our existing cloud-based software or acceptable new functionality that keeps pace with technological developments, industry standards, digital marketing trends or customer requirements, our solution may become obsolete, less marketable and less competitive, and our business could be significantly harmed.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have expanded our overall business, customer base, employee headcount and operations in recent periods. We increased our total number of regular full-time employees from 866 as of December 31, 2012 to 996 as of June 30, 2013. In January 2011 and July 2012, we completed the acquisition of Eservices Group Pty Ltd, or Eservices, in Australia and Responsys Nordic, respectively, which allowed us to add more customers and significantly expanded our operations in the Asia Pacific and Nordic regions. We also have an equity investment in an entity with operations in Brazil. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, customer operations, research and development, sales and marketing, administrative, financial and other resources. If we are unable to manage our growth successfully, our operating results could suffer.

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

In order to remain competitive, obtain key competencies or accelerate our time to market, we may seek to acquire additional businesses, products or technologies. To date, we have completed several acquisitions ranging from smaller professional services companies to our largest acquisition, Eservices, in January 2011. We also have made investments in smaller companies where we typically have the right to acquire such entity at our election. We have limited experience in successfully acquiring and integrating businesses, products and technologies. If we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms of the acquisition, financing the acquisition, or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues. In addition, any acquisitions we are able to complete may not achieve the synergies or other benefits we expected to achieve and we may incur write-downs, impairment charges or unforeseen liabilities which could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions by issuing convertible debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology will significantly divert management and employee time and resources.

If we are unable to protect the confidentiality of our proprietary information, the value of our cloud-based software could be adversely affected.

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

Our industry is characterized by the existence of a large number of patents and by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, patents and other intellectual property assets have been purchased for the purpose of making infringement claims on companies like ours in order to extract settlements. From time to time, third parties have claimed and may continue to claim that we are infringing upon their patents or other intellectual property rights. For example, we were recently named in a complaint alleging patent infringement. In addition, we may be contractually obligated to indemnify our customers in the event of infringement of a third party’s intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations. Further, claims of intellectual property infringement might require us to redesign our application, delay releases, enter into costly settlements or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our cloud-based software. If we cannot or do not license the infringed technology on reasonable terms or at all, or substitute similar technology from another source, our revenue and operating results could be adversely impacted. Additionally, our customers may not purchase our cloud-based software if they are concerned that they may infringe third-party intellectual property rights. The occurrence of any of these events may have a material adverse effect on our business.

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

We use open source software in our cloud-based software, which may subject us to litigation, require us to re-engineer our applications or otherwise divert resources away from our development efforts.

We use open source software in connection with our cloud-based software. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business.

We face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could limit our growth.

Our ability to grow our business and our future success will depend to a significant extent on our ability to expand our operations and customer base worldwide. We completed our acquisitions of Eservices and Responsys Nordic, located in Australia and Denmark, respectively, and commenced software development and support activities via a subsidiary in India. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot assure you that our international efforts will be successful. International sales and operations may be subject to risks such as:

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

Our corporate headquarters, a significant sales office and our data centers are located in California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed.

Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting and other compliance areas that will increase both our costs and the risk of noncompliance.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations have made some activities more difficult, time-consuming and costly and placed strain on our personnel, systems and resources.

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

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the costs of our cloud-based software and professional services and adversely impact our business.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted, modified or changed at any time. Those enactments, modifications or changes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or our customers to pay additional taxes on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue or purchase our cloud-based software and professional services. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our cloud-based software and professional services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.

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

Our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 37% of our outstanding common stock as of June 30, 2013. As a result, these stockholders, acting together, would have the ability to substantially influence the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to substantially influence the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Date: August 8, 2013	By:	/s/ Daniel D. Springer
Daniel D. Springer Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Christian A. Paul
Christian A. Paul Chief Financial Officer (Principal Financial Officer)